Form 10-K405
period 2001-12-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2002-03-27
CIK 1114485

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)                          FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

[X]     OF THE SECURITIES EXCHANGE ACT OF 1934      [NO FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 2001
                       Commission File Number 0-22260 and
                                     2-84126



                                       OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

             SECURITIES EXCHANGE ACT OF 1934       [NO FEE REQUIRED]

            For the transition period from ___________ to __________

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                 52-2238521
-----------------------------------      ------------------------------------
  (State or other jurisdiction of        (IRS Employer Identification Number)
   incorporation or organization)

     210 W. PENNSYLVANIA AVENUE
         BALTIMORE, MARYLAND                            21204
-----------------------------------      ------------------------------------

Registrant's telephone number, including area code:    (410)  296-3301
                                                   ----------------------------

        Securities registered pursuant to Section 12 (b) of the Act: NONE
                                                                     ----

          Securities registered pursuant to Section 12 (g) of the Act:

                          UNITS OF BENEFICIAL INTEREST
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes    X      No
                                     ------      ------

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any
amendment to this Form 10-K.    [X]

The Registrant has no voting stock. As of December 31, 2001 there were 19,016.882 Units of Beneficial Interest issued and outstanding.

Total number of pages 29. Consecutive page numbers on which exhibits commence:
29.
---

DOCUMENTS INCORPORATED BY REFERENCE

         Prospectus dated January 29, 2002 included within the Registration Statement on Form S-1 (File No. 333-74014), incorporated by reference into Parts I, II, III and IV.

                                     PART I

ITEM 1.           BUSINESS

         Campbell Alternative Asset Trust (the "Registrant" or the "Trust") is a Trust which was formed on May 3, 2000 under the Delaware Business Trust Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures, forward and swap markets. Specifically, the Trust trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agricultural values. The trustee of the Trust is First Union Trust Company, National Association (the "Trustee"), a national banking association. The managing owner and trading advisor of the Registrant is Campbell & Company, Inc. ("Campbell & Company"). The Registrant's operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.

         The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $8,000,000 and a maximum of $50,000,000 in Units of Beneficial Interest at $1,000 each, which registration statement was effective on May 15, 2001. The Trust has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Beneficial Interest to a maximum of approximately $250,000,000 through March 2002. The Unit selling price during the initial offering period, which lasted for approximately 130 days and ended on September 30, 2001, was $1,000. Since September 30, 2001, Units of Beneficial Interest of the Trust have been offered on an ongoing basis during the Trust's continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

         A total of $18,996,488 has been raised in the initial and continuing offering periods through December 31, 2001.

         Under the Amended and Restated Declaration of Trust and Trust Agreement, the Trustee has delegated to Campbell & Company the exclusive management of all aspects of the business and administration of the Registrant.

         The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Registrant's stated term of December 31, 2030; (b) an election to dissolve the Registrant at any time by Unitholders owning more than 50% of the Units then outstanding; (c) the withdrawal of Campbell & Company unless one or more new managing owners have been elected or appointed pursuant to the Amended and Restated Declaration of Trust and Trust Agreement; (d) a decline in the aggregate net assets of the Trust to less than $500,000 or (e) any event which shall make unlawful the continuing existence of the Registrant.

REGULATION

         Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association (the "NFA"), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," and "commodity trading advisors" such as Campbell & Company and commodity brokers or "futures commission merchants" such as the Registrant's commodity broker to be registered and to comply with various reporting and recordkeeping requirements. Campbell & Company and the Registrant's commodity broker are members of the NFA. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity

Exchange Act or rules and regulations promulgated thereunder. In the event Campbell & Company's registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Campbell & Company would be unable to continue to manage the business of the Registrant. Should Campbell & Company's registration be suspended, termination of the Registrant might result.

         In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Registrant, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Registrant also trades in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Registrant trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.

OPERATIONS

         A description of the business of the Registrant, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Prospectus under "Summary," "The Risks You Face, " "Campbell & Company, Inc.," "Conflicts of Interest," and "Charges to the Trust" and such description is incorporated herein by reference from the Prospectus.

         The Registrant conducts its business in one industry segment, the speculative trading of futures, forward and swap contracts. The Registrant is a market participant in the "managed futures" industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conducts and manages all aspects of trading funds such as the Registrant (except trading decisions), (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.

         The Registrant engages in financial instrument trading in up to approximately 60 financial instrument contracts on domestic and international markets. All of the Trust's assets are currently allocated to the Global Diversified Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals, energy and agricultural. As of March 2002, the Trust's assets are allocated to the different market sectors in approximately the following manner: 55% to currencies, 17% to interest rates, 14% to stock indices, 11% to energy products, 2% to metals and 1% to agricultural. The contracts traded by the Registrant will fluctuate from time to time.

         The Registrant may, in the future, experience increased competition for the futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.

ITEM 2.           PROPERTIES

         The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and U.S. Treasury Bills.

ITEM 3.           LEGAL PROCEEDINGS

         Campbell & Company is not aware of any material legal proceedings to which the Registrant is a party or to which any of their assets are subject.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2001, there were 175 Unitholders in the Registrant and 19,016.882 Units of Beneficial Interest outstanding.

         Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

ITEM 6.           SELECTED FINANCIAL DATA

The following summarized financial information is for the year ended December 31, 2001 and for the period May 3, 2000 (inception) through December 31, 2000.

                                        For the Year        For the Period
                                            Ended                Ended
                                         December 31,         December 31,
                                             2001                 2000
                                        -------------       --------------
Total Assets                         $   18,595,332              $  2,000
Total Partners' Capital                  18,515,681                 2,000
Total Income (Loss)                        (258,882)                    0
Net Income (Loss)                          (422,955)                    0
Net Income (Loss) Per Managing
     Owner and other Unitholder Unit         (24.79)                 0.00
Increase (Decrease) in Net Asset
     Value per Managing Owner and
     other Unitholder Unit                   (26.36)                 0.00

The following summarized quarterly financial information presents the results of operations for the three-month period from October 1 (inception of trading) to December 31, 2001. There were no results of operations from the period May 3, 2000 (formation of the Trust) to September 30, 2001.

                                        Period Ended
                                        December 31,
                                            2001
                                        ------------
Gain (Loss) from
   Trading                             $   (333,508)
Total Income (Loss)                        (258,882)
Net Income (Loss)                          (422,955)

Net Income (Loss) per Managing
   Owner and other Unitholder Unit *         (24.79)
Increase (Decrease) in Net Asset
   Value per Managing Owner and
    other Unitholder Unit                    (26.36)
Net Asset Value per Managing
   Owner and other Unitholder Unit
   at the End of the Period                   973.64


* - Based on weighted average number of units outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         The offering of its Units of Beneficial Interest commenced on May 15, 2001. The initial offering terminated on September 28, 2001 and the Trust commenced operations on October 1, 2001. The continuing offering period commenced at the termination of the initial offering period and is ongoing.

CAPITAL RESOURCES

         The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

         Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust's futures trading operations, the Trust's assets are expected to be highly liquid.

RESULTS OF OPERATIONS

The return for the period October 1 (inception of trading) through December 31, 2001 was (2.64%). Of the 2001 decrease of (2.64%), approximately (1.90%) was due to trading losses (before commissions) and approximately .43% was due to interest income, offset by approximately 1.17% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the (1.90%) trading loss by sector is as follows:



SECTOR                                                  % GAIN (LOSS)
------                                                  -------------

Currencies                                                   4.04%

Interest Rates                                              (4.20)

Stock Indices                                               (2.03)

Metals                                                       (.51)

Energy                                                       1.02

Agricultural                                                 (.22)
                                                           -------

                                                            (1.90%)
                                                           ======

As the United States began to recover from the September 11th disaster, the country demonstrated unity and fortitude in the most challenging of circumstances. The Trust was positive during the month of October. The positive performance was led by interest rates, which were strong throughout the month and helped by the U.S. Treasury's announcement of the ending of the issuance of 30-year bonds. The energy and industrial metals sectors were also positive. These gains were partly offset by losses in the currency and stock indices sectors. In November, a sharp and totally unexpected increase in global interest rates resulted in a large decline for the Trust. While statistically losses of this magnitude can occur, the speed of this loss caught the Trust's trading advisor by surprise. The continuing decline in U.S. interest rates initially accelerated after the U.S. Treasury announced it would stop issuing 30-year Treasury Bonds. However, with good news from Afghanistan, a sharp decline in energy prices, and a totally unexpected increase in retail sales for October, market sentiment changed abruptly. Equity prices rallied and interest rate instruments declined across the entire yield curve, all over the world. The Trust rebounded with a positive return in December. The majority of the gain for the month was made in currencies, primarily in the Japanese Yen. These gains were offset by losses in the interest rate sectors. 2001 will unfortunately be remembered as a year that brought pain and devastation to so many.


OFF-BALANCE SHEET RISK

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust's trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, Inc., the managing owner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures, forward and swap contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Trust. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward and swap contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company trades for the Trust only with those counterparties which it believes to be creditworthy. All positions of the Trust are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Trust.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

Past Results Not Necessarily Indicative of Future Performance

         The Trust is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Trust's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust's main line of business.

         Market movements result in frequent changes in the fair market value of the Trust's open positions and, consequently, in its earnings and cash flow. The Trust's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust's open positions and the liquidity of the markets in which it trades.

         The Trust rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Trust's past performance is not necessarily indicative of its future results.

         Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trust's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

Standard of Materiality

         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Trust's market sensitive instruments.

QUANTIFYING THE TRUST'S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

         The following quantitative disclosures regarding the Trust's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

         The Trust's risk exposure in the various market sectors traded by Campbell & Company is quantified below in terms of Value at Risk. Due to the Trust's mark-to-market accounting, any loss in the fair value of the Trust's open positions is directly reflected in the Trust's earnings (realized or unrealized).

         Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-

99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

         In the case of market sensitive instruments which are not exchange-traded (which includes currencies in the case of the Trust), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

         In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Fund in expressing Value at Risk in a functional currency other than Dollars.

         In quantifying the Trust's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Trust's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of December 31, 2001 and the trading gains/losses by market category for the period October 1, 2001 (inception of trading) through December 31, 2001. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of December 31, 2001, the Trust's total capitalization was approximately $18.5 million. As of December 31, 2000, the Trust had not begun trading; therefore, there were no open positions or Value at Risk.

                                           DECEMBER 31, 2001
                                           -----------------

                                                               % OF TOTAL               TRADING
MARKET SECTOR                      VALUE AT RISK             CAPITALIZATION           GAIN/(LOSS)*
-------------                      -------------             --------------           ------------

Currencies                          $   862,000                   4.66%                   4.04%
Stock Indices                       $   266,000                   1.44%                  (2.03%)
Interest Rates                      $   246,000                   1.33%                  (4.20%)
Energy                              $   235,000                   1.27%                   1.02%
Agricultural                        $    19,000                    .10%                   (.22%)
Metals                              $    13,000                    .07%                   (.51%)
                                    -----------                   -----                 --------

   Total                            $ 1,641,000                   8.87%                  (1.90%)
                                    ===========                   =====                  =======


* - Of the (2.64%) return for the period October 1 (inception of trading) through December 31, 2001, approximately (1.90%) was due to trading losses (before commissions) and approximately .43% was due to interest income, offset by approximately 1.17% due to brokerage fees, performance fees and operating and offering costs borne by the Trust.

 MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

         The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk tables -- as well as the past performance of the Trust -- give no indication of this "risk of ruin."

NON-TRADING RISK

         The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Trust also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills. The market risk represented by these investments is immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

                  The following qualitative disclosures regarding the Trust's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust's primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

         The following were the primary trading risk exposures of the Trust as of December 31, 2001, by market sector.

Currencies

         Exchange rate risk is the principal market exposure of the Trust. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates -- i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future.

Interest Rates

         Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust's profitability. The Trust's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary market exposure of the Trust for the foreseeable future. The changes in interest rates which have the most effect on the Trust are changes in long-term, as opposed to short-term rates. Most of the speculative positions held by the

Trust are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Trust were the medium- to long-term rates to remain steady.

Stock Indices

         The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 2001, the Trust's primary exposures were in the Nikkei (Japan), DAX (Germany), FTSE (U.K.), S&P 500 (USA), IBEX (Spain) and NASDAQ (USA) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

         The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of December 31, 2001, natural gas and crude oil are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 5% of the Trust's portfolio during 2001.

Agricultural

         The Trust's agricultural exposure is to wheat, corn, coffee and cotton. The risk allocation to the agricultural sector has been approximately 1% of the Trust's portfolio during 2001.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Trust as of December 31, 2001.

Foreign Currency Balances

         The Trust's primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Treasury Bill Positions

         The Trust's only market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Trust holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Trust's Treasury Bills, although substantially all of these short-term investments are held to maturity.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

         The means by which the Trust and Campbell & Company, severally, attempt to manage the risk of the Trust's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which open positions must be closed out.

         Campbell & Company controls the risk of the Trust's non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

GENERAL

         The Trust is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Trust generally will use a small percentage of assets as margin, the Trust does not believe that any increase in margin requirements, as proposed, will have a material effect on the Trust's operations.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements meeting the requirements of Regulation S-X appear beginning on Page 22 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                     PART II

ITEM 10.          DIRECTORS AND OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing owner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 210 West Pennsylvania Avenue, Baltimore, Maryland 21204, (410) 296-3301. Campbell & Company's directors and executive officers are as follows:

THERESA D. BECKS, born in 1963, joined Campbell & Company in 1991 and serves as the CHIEF FINANCIAL OFFICER, SECRETARY, TREASURER, and a DIRECTOR. In addition to her role as CFO, Ms. Becks also oversees administration and compliance. From December 1987 to June 1991, she was employed by Bank of Maryland Corporation, a publicly held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks is an Associated Person of Campbell & Company.

RICHARD M. BELL, born in 1952, began his employment with Campbell & Company in May 1990 and serves as a SENIOR VICE PRESIDENT - TRADING. His duties include managing daily trade execution for the assets under Campbell's management. From September 1986 through May 1990, Mr. Bell was the managing owner of several partnerships registered as broker-dealers involved in market making on the floor of the Philadelphia Stock Exchange ("PHLX") and Philadelphia Board of Trade ("PBOT"). From July 1975 through September 1986, Mr. Bell was a stockholder and Executive Vice-President of Tague Securities,

Inc., a registered broker-dealer. Mr. Bell graduated from Lehigh University with a B.S. in Finance. Mr. Bell is an Associated Person of Campbell & Company.

D. KEITH CAMPBELL, born in 1942, has served as the CHAIRMAN OF THE BOARD OF DIRECTORS of Campbell & Company since it began operations, was President until January 1, 1994, and Chief Executive Officer until January 1, 1998. Mr. Campbell is the majority stockholder. From 1971 through June 1978, he was a registered representative of a futures commission merchant. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as managing owner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Trust. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell is an Associated Person of Campbell & Company.

WILLIAM C. CLARKE, III, born in 1951, joined Campbell & Company in June 1977 and serves as an EXECUTIVE VICE PRESIDENT and DIRECTOR. Mr. Clarke holds a B.S. in Finance from Lehigh University where he graduated in 1973. Mr. Clarke currently oversees all aspects of research, which involves the development of proprietary trading models and portfolio management methods. Mr. Clarke is an Associated Person of Campbell & Company.

BRUCE L. CLELAND, born in 1947, joined Campbell & Company in January 1993 and presently serves as PRESIDENT, CHIEF EXECUTIVE OFFICER and a DIRECTOR. Mr. Cleland has worked in the international derivatives industry since 1973, and has owned and managed firms engaged in global clearing, floor brokerage, trading, and portfolio management. Mr. Cleland is currently a member of the Board of Directors of the Managed Funds Association, and has previously served as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.

PHIL LINDNER, born in 1954, serves as VICE PRESIDENT - INFORMATION TECHNOLOGY. He has been employed by Campbell & Company since October 1994 and was appointed the IT Director in March 1996 and Vice President in January 1998. Prior to joining Campbell & Company, Mr. Lindner worked as a programmer and manager for Amtote, a provider of racetrack computer systems.

JAMES M. LITTLE, born in 1946, joined Campbell & Company in April 1990 and serves as EXECUTIVE VICE PRESIDENT - BUSINESS DEVELOPMENT and a DIRECTOR. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From March 1989 through April 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. From January 1984 through March 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a registered commodity pool operator and registered broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.


C. DOUGLAS YORK, born in 1958, has been employed by Campbell & Company since November 1992 and serves as a SENIOR VICE PRESIDENT - TRADING. His duties include managing daily trade execution for foreign exchange markets. From January 1991 to November 1992, Mr. York was the Global Foreign Exchange Manager for Black & Decker. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

         No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant's knowledge, no such forms have been or are required to be filed.

ITEM 11.          EXECUTIVE COMPENSATION

         The Registrant is managed by its managing owner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to up to 3.5% of the Registrant's month-end Net Assets per year. From such 3.5% Brokerage Fee, Campbell & Company remits up to .65% to the futures broker for execution and clearing costs, and .35% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Unitholders. Campbell & Company retains the remaining 2.5% as management fees (2% for providing advisory fees and .5% for acting as managing owner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income.



ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2001, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

         (b) Security Ownership of Management. As of December 31, 2001, Campbell & Company owned 6,000.000 Units of Managing Owner Interest having a value of $5,841,866. Units of Managing Owner Interest will always be owned by Campbell & Company in its capacity as managing owner.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.



                                     PART IV



ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K



         (a)      The Following documents are filed as part of this report:



                  (1)      See Financial Statements beginning on page 16 hereof.



                  (2)      Schedules:

                           Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

                  (3)      The exhibits listed in the "Index to Exhibits."


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized on March 27, 2002.



                                            CAMPBELL ALTERNATIVE ASSET TRUST

                                            By: CAMPBELL & COMPANY, INC.
                                                Managing Owner



                                            By: /s/ Theresa D. Becks
                                                ---------------------------

                                                   Theresa D. Becks
                                                   Chief Financial Officer,
                                                   Secretary, Treasurer and
                                                   Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 27, 2002.

         Signature                            Capacity
         ---------                            --------




/s/ D. Keith Campbell
---------------------

 D.Keith Campbell                          Chairman of the Board



/s/ William C. Clarke, III
--------------------------

William C. Clarke, III                     Executive Vice President and Director



/s/ Bruce L. Cleland
--------------------

Bruce L. Cleland                           President, Chief Executive Officer
                                           and Director



/s/ Theresa D. Becks
--------------------

Theresa D. Becks                           Chief Financial Officer,  Secretary,
                                           Treasurer and Director



/s/ James M. Little
-------------------

James M. Little                            Executive Vice President and Director

                        CAMPBELL ALTERNATIVE ASSET TRUST

                                  ANNUAL REPORT

                                December 31, 2001

                        CAMPBELL ALTERNATIVE ASSET TRUST





                                TABLE OF CONTENTS



                                                                                                                 PAGES
                                                                                                                 -----


 INDEPENDENT AUDITOR'S REPORT                                                                                     18

FINANCIAL STATEMENTS

    Statements of Financial Condition
       December 31, 2001 and 2000                                                                                 19

    Condensed Schedule of Investments
       December 31, 2001                                                                                          20

    Statements of Operations For the Year Ended
       December 31, 2001 and For the Period May 3, 2000
       (inception) to December 31, 2000                                                                           21

    Statements of Cash Flows For the Year Ended
       December 31, 2001 and For the Period May 3, 2000
       (inception) to December 31, 2000                                                                           22

    Statements of Changes in Unitholders' Capital (Net Asset Value)
       For the Year Ended December 31, 2001 and For the Period
       May 3, 2000 (inception) to December 31, 2000                                                               23

    Notes to Financial Statements                                                                               24 - 28

              [ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Unitholders
Campbell Alternative Asset Trust


We have audited the accompanying statements of financial condition of Campbell Alternative Asset Trust as of December 31, 2001 and 2000, including the December 31, 2001 condensed schedule of investments, and the related statements of operations, cash flows and changes in unitholders' capital (net asset value) for the year ended December 31, 2001 and for the period May 3, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Alternative Asset Trust as of December 31, 2001 and 2000, and the results of its operations and the changes in its net asset values for the year ended December 31, 2001 and for the period May 3, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Arthur F. Bell, Jr. & Associates, L.L.C.


Hunt Valley, Maryland
January 26, 2002

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2001 and 2000


                                                                                         2001               2000
                                                                                         ----               ----
ASSETS
    Equity in broker trading accounts
       Cash                                                                           $   712,721       $         0
       United States government securities                                              8,484,712                 0
       Unrealized (loss) on open futures contracts                                        (54,659)                0
                                                                                      -----------       -----------

              Deposits with broker                                                      9,142,774                 0

    Cash                                                                                8,076,399             2,000
    Unrealized gain on open forward contracts                                             862,088                 0
    Subscriptions receivable                                                              514,071                 0
                                                                                      -----------       -----------

              Total assets                                                            $18,595,332       $     2,000
                                                                                      ===========       ===========

LIABILITIES
    Accounts payable                                                                  $    17,678       $         0
    Brokerage fee                                                                          48,556                 0
    Offering costs payable                                                                 13,417                 0
                                                                                      -----------       -----------

              Total liabilities                                                            79,651                 0
                                                                                      -----------       -----------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 6,000.000 and 2.000 units
       outstanding at December 31, 2001 and 2000                                        5,841,866             2,000
    Other Unitholders - 13,016.882 and 0.000 units
       outstanding at December 31, 2001 and 2000                                       12,673,815                 0
                                                                                      -----------       -----------

              Total unitholders' capital
                  (Net Asset Value)                                                    18,515,681             2,000
                                                                                      -----------       -----------

                                                                                      $18,595,332       $     2,000
                                                                                      ===========       ===========


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2001


UNITED STATES GOVERNMENT SECURITIES
-----------------------------------

                                                                                                            % of Net
            Face Value       Description                                                  Value            Asset Value
            ----------       -----------                                                  -----            -----------

            $8,500,000       U.S. Treasury Bill, 2/7/02
                                 (COST, INCLUDING ACCRUED INTEREST, - $8,484,712)      $8,484,712             45.82%
                                                                                       ==========            =======


LONG FUTURES CONTRACTS
----------------------

                                                                                                            % of Net
                             Description                                                  Value            Asset Value
                             -----------                                                  -----            -----------

                             Metals                                                  $     (1,128)           (0.01)%
                             Stock index                                                   21,720             0.12%
                             Short-term interest rate                                     (18,593)           (0.10)%
                             Long-term interest rate                                      (39,342)           (0.21)%
                                                                                     -------------         ---------

                             TOTAL LONG FUTURES CONTRACTS                            $    (37,343)           (0.20)%
                                                                                     ============          =========


LONG FORWARD CURRENCY CONTRACTS
-------------------------------

                                                                                                            % of Net
                             Description                                                  Value            Asset Value
                             -----------                                                  -----            -----------

                             Various forward currency contracts                       $   219,379             1.18%
                                                                                      ===========          ========


SHORT FUTURES CONTRACTS
-----------------------

                                                                                                            % of Net
                             Description                                                  Value            Asset Value
                             -----------                                                  -----            -----------

                             Agricultural                                            $      6,179             0.03%
                             Energy                                                       (66,594)           (0.35)%
                             Metals                                                        (6,023)           (0.03)%
                             Stock index                                                    9,738             0.05%
                             Long-term interest rate                                       39,384             0.21%
                                                                                     ------------          --------

                             TOTAL SHORT FUTURES CONTRACTS                           $    (17,316)           (0.09)%
                                                                                     ============          =========



SHORT FORWARD CURRENCY CONTRACTS
--------------------------------

                                                                                                            % of Net
                             Description                                                  Value            Asset Value
                             -----------                                                  -----            -----------

                             Various forward currency contracts                       $   642,709             3.47%
                                                                                      ===========          ========


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF OPERATIONS
                    For the Year Ended December 31, 2001 and
           For the Period May 3, 2000 (inception) to December 31, 2000


                                                                                     Year Ended           Period Ended
                                                                                    December 31,          December 31,
                                                                                        2001                  2000
                                                                                        ----                  ----
INCOME
    Futures trading (losses)
       Realized                                                                      $   (957,880)         $         0
       Change in unrealized                                                               (54,659)                   0
                                                                                     ------------          -----------

              (Loss) from futures trading                                              (1,012,539)                   0
                                                                                     ------------          -----------

    Forward trading gains (losses)
       Realized                                                                          (183,057)                   0
       Change in unrealized                                                               862,088                    0
                                                                                     ------------          -----------

              Gain from forward trading                                                   679,031                    0
                                                                                     ------------          -----------

    Interest income                                                                        74,626                    0
                                                                                     ------------          -----------

              Total (loss)                                                               (258,882)                   0
                                                                                     ------------          -----------

EXPENSES
    Brokerage fee                                                                         144,115                    0
    Performance fee                                                                           198                    0
    Operating expenses                                                                     19,760                    0
                                                                                     ------------          -----------

              Total expenses                                                              164,073                    0
                                                                                     ------------          -----------

              NET (LOSS)                                                             $   (422,955)         $         0
                                                                                     ============          ===========

NET (LOSS) PER MANAGING OWNER
    AND OTHER UNITHOLDER UNIT
       (based on weighted average number
       of units outstanding during the period)                                       $     (24.79)         $      0.00
                                                                                     ============          ===========

(DECREASE) IN NET ASSET VALUE
    PER MANAGING OWNER AND
    OTHER UNITHOLDER UNIT                                                            $     (26.36)         $      0.00
                                                                                     ============          ===========


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
                    For the Year Ended December 31, 2001 and
           For the Period May 3, 2000 (inception) to December 31, 2000


                                                                                     Year Ended           Period Ended
                                                                                    December 31,          December 31,
                                                                                        2001                  2000
                                                                                        ----                  ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net (loss)                                                                       $    (422,955)         $          0
      Adjustments to reconcile net (loss) to
         net cash (for) operating activities
             Net change in unrealized                                                    (807,429)                    0
             Increase in accounts payable and
                accrued expenses                                                           66,234                     0
             Net (purchases) of investments
                in United States government securities                                 (8,484,712)                    0
                                                                                    -------------          ------------

                   Net cash (for) operating activities                                 (9,648,862)                    0
                                                                                    -------------          ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                                   18,994,488                 2,000
   Increase in subscriptions receivable                                                  (514,071)                    0
   Redemption of units                                                                    (19,822)                    0
   Offering costs charged                                                                 (38,030)                    0
   Increase in offering costs payable                                                      13,417                     0
                                                                                    -------------          ------------

                   Net cash from financing activities                                  18,435,982                 2,000
                                                                                    -------------          ------------

Net increase in cash                                                                    8,787,120                 2,000

CASH
   Beginning of year                                                                        2,000                     0
                                                                                    -------------          ------------

   End of year                                                                      $   8,789,120          $      2,000
                                                                                    =============          ============

End of year cash consists of:
   Cash in broker trading accounts                                                  $     712,721          $          0
   Cash                                                                                 8,076,399                 2,000
                                                                                    -------------          ------------

                   Total end of year cash                                           $   8,789,120          $      2,000
                                                                                    =============          ============


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                    For the Year Ended December 31, 2001 and
           For the Period May 3, 2000 (inception) to December 31, 2000


                                                                 Unitholders' Capital
                                ------------------------------------------------------------------------------------------
                                     Managing Owner                Other Unitholders                      Total
                                ------------------------      ---------------------------     ----------------------------
                                  Units        Amount             Units         Amount             Units         Amount
                                  -----        ------             -----         ------             -----         ------

Balances at
    May 3, 2000 (inception)          0.000   $         0            0.000    $          0           0.000     $          0

Additions                            2.000         2,000            0.000               0           2.000            2,000
                                ----------   -----------      -----------    ------------     -----------     ------------

Balances at
    December 31, 2000                2.000         2,000            0.000               0           2.000            2,000

Additions                        5,998.000     5,998,000       13,035.882      12,996,488      19,033.882       18,994,488

Net (loss) for the year
    ended December 31, 2001                     (144,735)                        (278,220)                        (422,955)

Redemptions                          0.000             0          (19.000)        (19,822)        (19.000)         (19,822)

Offering costs                                   (13,399)                         (24,631)                         (38,030)
                                ----------   -----------      -----------    ------------     -----------     ------------

Balances at
    December 31, 2001            6,000.000   $ 5,841,866       13,016.882    $ 12,673,815      19,016.882     $ 18,515,681
                                ==========   ===========      ===========    ============     ===========     ============



          Net Asset Value Per Managing Owner and Other Unitholder Unit
          ------------------------------------------------------------

                                  December 31,
                             2001              2000
                             ----              ----

                           $973.64          $1,000.00
                           =======          =========






                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                          NOTES TO FINANCIAL STATEMENTS


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.     General Description of the Trust

                  Campbell Alternative Asset Trust (the Trust) is a Delaware business trust which operates as a commodity investment pool. The Trust was formed on May 3, 2000 and commenced trading on October 1, 2001. The Trust engages in the speculative trading of futures contracts and forward contracts.

           B.     Regulation

                  As a registrant with the Securities and Exchange Commission, the Trust is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants (brokers) and interbank market makers through which the Trust trades.

           C.     Method of Reporting

                  The Trust's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Trust's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions and other trading fees paid directly to the broker are included in "brokerage fee" and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

                  For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of units outstanding.

           D.     Income Taxes

                  The Trust prepares calendar year U.S. and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust's income, expenses and trading gains or losses.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           E.     Offering Costs

                  Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Trust (offering costs) of $1,013,214 through December 31, 2001, $24,613 of which has already been reimbursed to Campbell & Company by the Trust. At December 31, 2001, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $13,417. Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust's month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. The Trust is only liable for payment of offering costs on a monthly basis. If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company.

           F.     Foreign Currency Transactions

                  The Trust's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Note 2.    MANAGING OWNER AND COMMODITY TRADING ADVISOR

           The managing owner of the Trust is Campbell & Company, which conducts and manages the business of the Trust. Campbell & Company is also the commodity trading advisor of the Trust. The Amended and Restated Declaration of Trust and Trust Agreement requires Campbell & Company to maintain a capital account equal to 1% of the total capital accounts of the Trust. Additionally, Campbell & Company is required by the Amended and Restated Declaration of Trust and Trust Agreement to maintain a net worth of not less than $1,000,000.

           The Fund pays a monthly brokerage fee of 1/12 of 2.85% (2.85% annualized) of month-end net assets to Campbell & Company and $10 per round turn to the broker for execution and clearing costs. Such costs are limited to 3.5% of average month-end net assets per year. From the 2.85% fee, a portion (0.35%) is used to compensate selling agents for administrative services and a portion (2.5%) is retained by Campbell & Company for trading and management services rendered. During 2001, the amount paid directly to the broker was $23,691.

           Campbell & Company is also paid a performance fee equal to 20% of New Appreciation (as defined) calculated as of the end of each calendar quarter and upon redemption of Units.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 3.    TRUSTEE

           The trustee of the Trust is First Union Trust Company, National Association, a national banking association. The trustee has delegated to the managing owner the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 4.    DEPOSITS WITH BROKER

           The Trust deposits assets with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Trust earns interest income on its assets deposited with the broker.

Note 5.    OPERATING EXPENSES

           Operating expenses of the Trust are restricted by the Amended and Restated Declaration of Trust and Trust Agreement to .40% per annum of the average month-end Net Asset Value of the Trust.

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Trust are made by subscription agreement, subject to acceptance by Campbell & Company. The subscriptions receivable at December 31, 2001 were received by the Trust on or before January 17, 2001.

           The Trust is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A unitholder may request and receive redemption of units owned, subject to restrictions in the Amended and Restated Declaration of Trust and Trust Agreement.

Note 7.    TRADING ACTIVITIES AND RELATED RISKS

           The Trust engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively, "derivatives"). The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

           Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

           The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker and the cash deposited with interbank market makers to satisfy such requirements at December 31, 2001 was $8,484,712 and $6,996,592, respectively, which equals 46% and 38%, respectively, of Net Asset Value.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)


           The Trust trades forward contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward contracts typically involves delayed cash settlement.

           The Trust has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of Trust assets on deposit may be limited to account insurance or other protection afforded such deposits.

           For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

           The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                                      Futures Contracts                    Forward Contracts
                                                      (exchange traded)                  (non-exchange traded)
                                                        December 31,                         December 31,
                                                            2001                                 2001
                                                            ----                                 ----
                Gross unrealized gains                $    151,022                           $ 1,016,908
                Gross unrealized losses                   (205,681)                             (154,820)
                                                      ------------                           -----------
                Net unrealized gain (loss)            $    (54,659)                          $   862,088
                                                      ============                           ===========

           Open contracts generally mature within three months; as of December 31, 2001, the latest maturity date for open futures contracts is September 2002, and the latest maturity date for open forward contracts is March 2002. However, the Trust intends to close all contracts prior to maturity.

           Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company's basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust's assets at financial institutions and brokers which Campbell & Company believes to be creditworthy. The unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)





Note 8.    FINANCIAL HIGHLIGHTS

           The following information presents per unit operating performance data and other supplemental financial data for the period October 1, 2001 (commencement of trading) to December 31, 2001. This information has been derived from information presented in the financial statements.

           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire period)

           Net asset value per unit at October 1, 2001                                                      $ 1,000.00
                                                                                                            ----------
           (Loss) from operations:
                  Net investment (loss) (1), (3)                                                                 (3.85)
                  Net realized and change in unrealized (loss) from trading (2), (3)                            (20.28)
                                                                                                            ----------
                         Total (loss) from operations                                                           (24.13)
                                                                                                            ----------
           Offering costs (3)                                                                                    (2.23)
                                                                                                            ----------
           Net asset value per unit at December 31, 2001                                                    $   973.64
                                                                                                            ==========
           TOTAL RETURN *                                                                                        (2.64)%
                                                                                                                =======

           SUPPLEMENTAL DATA

           Ratios to average net asset value:
                  Expenses (1) +                                                                                  3.31%
                                                                                                                ======
                  Net investment (loss) (1) +                                                                    (1.55)%
                                                                                                                =======

           Total return is calculated based on the change in value of a unit during the period. An individual unitholder's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

           ---------------------------

           (1)    Excludes brokerage commissions and other trading fees paid directly to the broker.
           (2)    Includes brokerage commissions and other trading fees paid directly to the broker.
           (3)    The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and
                  offering costs by the average number of units outstanding
                  during the period. The net realized and change in unrealized
                  (loss) from trading is a balancing amount necessary to
                  reconcile the change in net asset value per unit with the
                  other per unit information.
           *      Not annualized
           +      Annualized

                                INDEX TO EXHIBITS



                                                                                                      Sequentially
                                                                                                        Numbered
Exhibit No.                                         Exhibit                                                Page
-----------                                         -------                                          --------------



1.01                         Selling Agreement among the Registrant, Campbell &                            n/a
                             Company, PaineWebber Incorporated and the Selling Agent ***

1.02                         Additional Selling Agreement among the Registrant, Campbell & Company
                             and the Additional Selling Agent***                                           n/a

3.01                         Declaration of Trust and Trust Agreement of the Registrant dated
                             May 1, 2000 *(1)                                                              n/a

3.02                         Certificate of Trust of the Registrant **                                     n/a

3.03                         Amended and Restated Declaration of Trust and Trust Agreement
                             of the Registrant **** 1                                                      n/a

10.01                        Customer Agreement between the Registrant and Paine Webber
                             Incorporated ***                                                              n/a

10.02                        Subscription Agreement and Power of Attorney****                              n/a

10.03                        Escrow Agreement between the Registrant and Mercantile
                             Safe Deposit & Trust Company ***                                              n/a

10.04                        Form of International Foreign Exchange Master Agreement with
                             Margin Account between the Registrant and ABN AMRO Bank, N.V.***              n/a
10.05                        International Swap Dealers Association, Inc. Master Agreement
                             between the Registrant and Deutsche Bank AG***                                n/a

---------------------------------------



* Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-37548) filed on May 22, 2000.

** Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 333-37548) filed on November 9, 2000.

*** Incorporated by refe rence to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001.

**** Incorporated by reference to the respective exhibit to the Registrant's Registration Statement of Form S-1 (No. 333-74014) filed on November 27, 2001.

(1)      Management contract or compensatory plan or arrangement.



Upon request, the Registrant will furnish a copy of any Exhibit to this report upon payment of reasonable copying and mailing expenses.