Form 10-Q
period 2002-03-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2002-05-14
CIK 1114485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2002
                                ----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:   0-22260
                        ---------


                        CAMPBELL ALTERNATIVE ASSET TRUST
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                    52-2238521
------------------------------            --------------------------------------
    (State of Organization)                (IRS Employer Identification Number)


Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                       21204
------------------------------            --------------------------------------
(Address of principal executive offices)                (Zip Code)

(410) 296-3301
--------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]            No [ ]

                            Total number of Pages: 23

PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements

The following financial statements of Campbell Alternative Asset Trust are included in Item 1:

        Statements of Financial Condition as of March 31, 2002 (Unaudited) and
            December 31, 2001 (Audited)

        Condensed Schedule of Investments as of March 31, 2002 (Unaudited)

        Statements of Operations for the Three Months Ended
            March 31, 2002 and 2001 (Unaudited)

        Statements of Cash Flows for the Three Months Ended
            March 31, 2002 and 2001 (Unaudited)

        Statements of Changes in Unitholders' Capital (Net Asset Value) for the Three Months Ended March 31, 2002 and 2001 (Unaudited)

                          CAMPBELL ALTERNATIVE ASSET TRUST
                          STATEMENTS OF FINANCIAL CONDITION
             March 31, 2002 (Unaudited) and December 31, 2001 (Audited)


                                                                     March 31,       December 31,
                                                                        2002              2001
                                                                        ----              ----
ASSETS
   Equity in broker trading accounts
      Cash                                                           $ 1,901,396       $   712,721
      United States government securities                              8,983,811         8,484,712
      Unrealized gain (loss) on open futures contracts                   756,357           (54,659)
                                                                     -----------       -----------

           Deposits with broker                                       11,641,564         9,142,774

   Cash                                                                8,564,776         8,076,399
   Unrealized gain on open forward contracts                             147,122           862,088
   Subscriptions receivable                                              127,591           514,071
                                                                     -----------       -----------

           Total assets                                              $20,481,053       $18,595,332
                                                                     ===========       ===========

LIABILITIES
   Accounts payable                                                  $     7,463       $    17,678
   Brokerage fee                                                          62,653            48,556
   Offering costs payable                                                 14,799            13,417
                                                                     -----------       -----------

           Total liabilities                                              84,915            79,651
                                                                     -----------       -----------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
   Managing Owner - 6,000.000 units outstanding
      at March 31, 2002 and December 31, 2001                          5,590,740         5,841,866
   Other Unitholders - 15,889.090 and 13,016.882
      units outstanding at March 31, 2002 and
      December 31, 2001                                               14,805,398        12,673,815
                                                                     -----------       -----------

           Total unitholders' capital
              (Net Asset Value)                                       20,396,138        18,515,681
                                                                     -----------       -----------

                                                                     $20,481,053       $18,595,332
                                                                     ===========       ===========


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2002
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES
-----------------------------------
                                                                                        % of Net
         Face Value     Description                                      Value         Asset Value
         ----------     -----------                                      -----         -----------
        $9,000,000      U.S. Treasury Bill, 5/09/02
                            (COST, INCLUDING ACCRUED INTEREST,
                            - $8,983,811)                            $ 8,983,811         44.05%
                                                                     ===========         =====


LONG FUTURES CONTRACTS
----------------------
                                                                                        % of Net
                        Description                                      Value         Asset Value
                        -----------                                      -----         -----------

                        Agriculture                                  $     6,244          0.03%
                        Energy                                           534,381          2.62%
                        Metals                                            14,497          0.07%
                        Stock index                                     (129,523)        (0.63)%
                        Long-term interest rate                           43,460          0.21%
                                                                     -----------         -----

                        TOTAL LONG FUTURES CONTRACTS                 $   469,059          2.30%
                                                                     ===========         =====


LONG FORWARD CURRENCY CONTRACTS
-------------------------------
                                                                                        % of Net
                        Description                                      Value         Asset Value
                        -----------                                      -----         -----------

                        Various forward currency contracts           $  (142,002)        (0.70)%
                                                                     ===========         =====


SHORT FUTURES CONTRACTS
-----------------------
                                                                                        % of Net
                        Description                                      Value         Asset Value
                        -----------                                      -----         -----------

                        Agricultural                                 $     6,550          0.03%
                        Metals                                            (4,067)        (0.02)%
                        Stock index                                           33          0.00%
                        Short-term interest rate                         104,776          0.52%
                        Long-term interest rate                          180,006          0.88%
                                                                     -----------         -----

                        TOTAL SHORT FUTURES CONTRACTS                $   287,298          1.41%
                                                                     ===========         =====


SHORT FORWARD CURRENCY CONTRACTS
--------------------------------
                                                                                        % of Net
                        Description                                      Value         Asset Value
                        -----------                                      -----         -----------

                        Various forward currency contracts           $   289,124          1.42%
                                                                     ===========         =====


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                         2002              2001
                                                                         ----              ----
INCOME
   Futures trading gains (losses)
      Realized                                                       $  (684,791)     $          0
      Change in unrealized                                               811,016                 0
                                                                     -----------      ------------

           Gain from futures trading                                     126,225                 0
                                                                     -----------      ------------

   Forward trading (losses)
      Realized                                                          (118,700)                0
      Change in unrealized                                              (714,966)                0
                                                                     -----------      ------------

           (Loss) from forward trading                                  (833,666)                0
                                                                     -----------      ------------

   Interest income                                                        77,907                 0
                                                                     -----------      ------------

           Total (loss)                                                 (629,534)                0
                                                                     -----------      ------------

EXPENSES
   Brokerage fee                                                         163,357                 0
   Operating expenses                                                      9,532                 0
                                                                     -----------      ------------

           Total expenses                                                172,889                 0
                                                                     -----------      ------------

           NET (LOSS)                                                $  (802,423)     $          0
                                                                     ===========      ============

NET (LOSS) PER MANAGING OWNER AND
   OTHER UNITHOLDER UNIT
   (based on weighted average number of
   units outstanding during the period)                              $    (40.04)     $       0.00
                                                                     ===========      ============

(DECREASE) IN NET ASSET VALUE PER MANAGING
   OWNER AND OTHER UNITHOLDER UNIT                                   $    (41.85)     $       0.00
                                                                     ===========      ============





                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                        2002              2001
                                                                        ----              ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net (loss)                                                        $  (802,423)     $          0
      Adjustments to reconcile net (loss) to net cash
         (for) operating activities
           Net change in unrealized                                      (96,050)                0
           Increase in accounts payable and accrued expenses               3,882                 0
           Net (purchases) of investments in United States
              government securities                                     (499,099)                0
                                                                     -----------      ------------

                 Net cash (for) operating activities                  (1,393,690)                0
                                                                     -----------      ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                   2,743,101                 0
   (Decrease) in subscriptions receivable                                386,480                 0
   Redemption of units                                                   (17,371)                0
   Offering costs charged                                                (42,850)                0
   Increase in offering costs payable                                      1,382                 0
                                                                     -----------      ------------

                 Net cash from financing activities                    3,070,742                 0
                                                                     -----------      ------------

Net increase in cash                                                   1,677,052                 0

CASH
   Beginning of period                                                 8,789,120             2,000
                                                                     -----------      ------------

   End of period                                                     $10,466,172      $      2,000
                                                                     ===========      ============

End of period cash consists of:
   Cash in broker trading accounts                                  $  1,901,396      $          0
   Cash                                                                8,564,776             2,000
                                                                     -----------      ------------

                 Total end of period cash                            $10,466,172      $      2,000
                                                                     ===========      ============



                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                  Unitholders' Capital
                                      ------------------------------------------------------------------------------------
                                            Managing Owner              Other Unitholders                Total
                                      --------------------------    -------------------------    -------------------------
                                         Units         Amount         Units         Amount         Units         Amount
                                         -----         ------         -----         ------         -----         ------
THREE MONTHS ENDED MARCH 31, 2002

Balances at
   December 31, 2001                    6,000.000     $5,841,866     13,016.882   $12,673,815     19,016.882   $18,515,681
Net (loss) for the three months
   ended March 31, 2002                                 (238,289)                    (564,134)                    (802,423)
Additions                                   0.000              0      2,890.208     2,743,101      2,890.208     2,743,101
Redemptions                                 0.000              0        (18.000)      (17,371)       (18.000)      (17,371)
Offering costs                                           (12,837)                     (30,013)                     (42,850)
                                        ---------     ----------     ----------   -----------     ----------   -----------
Balances at
   March 31, 2002                       6,000.000     $5,590,740     15,889.090   $14,805,398     21,889.090   $20,396,138
                                        =========     ==========     ==========   ===========     ==========   ===========


THREE MONTHS ENDED MARCH 31, 2001

Balances at
   December 31, 2000                        2.000    $     2,000          0.000   $         0          2.000  $      2,000
Net income for the three months
   ended March 31, 2001                                        0                            0                            0
Additions                                   0.000              0          0.000             0          0.000             0
Redemptions                                 0.000              0          0.000             0          0.000             0
                                        ---------     ----------     ----------   -----------     ----------   -----------

Balances at
   March 31, 2001                           2.000    $     2,000          0.000   $         0          2.000  $      2,000
                                        =========     ==========     ==========   ===========     ==========   ===========


                 Net Asset Value Per Managing Owner and Other Unitholder Unit
                 ------------------------------------------------------------
                    March 31,    December 31,    March 31,    December 31,
                      2002           2001          2001           2000
                      ----           ----          ----           ----
                     $931.79        $973.64      $1,000.00      $1,000.00
                     =======        =======      =========      =========




                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

        E.  Offering Costs

            Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Trust (offering costs) of $1,176,662 through March 31, 2002, $66,081 of which has already been reimbursed to Campbell & Company by the Trust. At March 31, 2002, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $14,799. Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust's month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. The Trust is only liable for payment of offering costs on a monthly basis. If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company.

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

        The Trust pays a monthly brokerage fee of 1/12 of 2.85% (2.85% annualized) of month-end net assets to Campbell & Company and $10 per round turn to the broker for execution and clearing costs. Such costs are limited to 3.5% of average month-end net assets per year. From the 2.85% fee, a portion (0.35%) is used to compensate selling agents for administrative services and a portion (2.5%) is retained by Campbell & Company for trading and management services

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 2. MANAGING OWNER AND COMMODITY TRADING ADVISOR (CONTINUED)

        rendered. During the three months ended March 31, 2002, the amount paid directly to the broker was $27,666.

        Campbell & Company is also paid a performance fee equal to 20% of New Appreciation (as defined) calculated as of the end of each calendar quarter and upon redemption of Units. No performance fee was earned by Campbell & Company during the three months ended March 31, 2002.

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

Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

        Investments in the Trust are made by subscription agreement, subject to acceptance by Campbell & Company. The subscriptions receivable at March 31, 2002 were received by the Trust on or before April 16, 2002, and the subscriptions receivable at December 31, 2001 were received by the Trust on or before January 17, 2001.

        The Trust is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A unitholder may request and receive redemption of units owned, subject to restrictions in the Amended and Restated Declaration of Trust and Trust Agreement.

Note 7. TRADING ACTIVITIES AND RELATED RISKS

        The Trust engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively, "derivatives"). The Trust is exposed to both market risk, the risk arising

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 7. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

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

        The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker to satisfy such requirements at March 31, 2002 and December 31, 2001 were $8,983,811 and $8,484,712, respectively, which equals 44% and 46% of Net Asset Value, respectively. The cash deposited with interbank market makers to satisfy such requirements at March 31, 2002 and December 31, 2001 were $7,966,079 and $6,996,592, respectively, which equals 39% and 38% of Net Asset Value, respectively.

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

        The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                         Futures Contracts               Forward Contracts
                                         (exchange traded)             (non-exchange traded)
                                      March 31,     December 31,    March 31,     December 31,
                                        2002            2001          2002            2001
                                        ----            ----          ----            ----
        Gross unrealized gains      $   989,242     $  151,022    $   558,400     $1,016,908
        Gross unrealized losses        (232,885)      (205,681)      (411,278)      (154,820)
                                    -----------     ----------    -----------     ----------

        Net unrealized gain (loss)  $   756,357     $  (54,659)   $   147,122     $  862,088
                                    ===========     ==========    ===========     ==========

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 7. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

        Open contracts generally mature within three months; as of March 31, 2002, the latest maturity date for open futures contracts is December 2002, and the latest maturity date for open forward contracts is June 2002. However, the Trust intends to close all contracts prior to maturity.


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


Note 8. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of March 31, 2002, including the March 31, 2002 condensed schedule of investments, and the statements of operations, cash flows and changes in unitholders' capital (Net Asset Value) for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 9. FINANCIAL HIGHLIGHTS

        The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                Three months ended  Three months ended
                                                                  March 31, 2002      March 31, 2001
                                                                    (Unaudited)         (Unaudited)
                                                                    -----------         -----------
        PER UNIT PERFORMANCE
        (for a unit outstanding throughout the entire period)
        -----------------------------------------------------

        Net asset value per unit at December 31, 2001 and 2000      $   973.64           $1,000.00
                                                                    ----------           ---------
        (Loss) from operations:
              Net investment (loss) (1), (3)                             (3.36)               0.00
              Net realized and change in unrealized (loss)
                  from trading (2), (3)                                 (36.35)               0.00
                                                                    ----------           ---------
                   Total (loss) from operations                         (39.71)               0.00
                                                                    ----------           ---------
        Offering costs (3)                                               (2.14)               0.00
                                                                    ----------           ---------
        Net asset value per unit at March 31, 2002 and 2001         $   931.79           $1,000.00
                                                                    ==========           =========
        TOTAL RETURN *                                                   (4.30)%              0.00%
                                                                    ==========           =========

        SUPPLEMENTAL DATA
        Ratios to average net asset value:
              Expenses (1), +                                            (3.02)%              0.00%
                                                                    ==========           =========
              Net investment income (1), +                               (1.40)%              0.00%
                                                                    ==========           =========

        Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

        ----------
        (1) Excludes brokerage commissions and other trading fees paid directly to the broker.
        (2) Includes brokerage commissions and other trading fees paid directly to the broker.
        (3) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
        *   Not annualized
        +   Annualized

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Alternative Asset Trust's (the "Trust") Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $5,917,846 have been accepted during the continuing offering period as of March 31, 2002. Redemptions over the same time period total $37,193. The Trust commenced operations on October 1, 2001.

Capital Resources

The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust's commodity futures trading operations, the Trust's assets are expected to be highly liquid.

RESULTS OF OPERATIONS

The return for the three months ended March 31, 2002 was (4.30)%. Of the decrease, approximately (3.58)% was due to trading losses (before commissions), approximately 1.12% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust which were partially offset by approximately ..40% in interest income. An analysis of the (3.58)% trading loss by sector is as follows:


SECTOR                                       % GAIN (LOSS)
------                                       -------------
Energy                                            1.91%

Metals                                             .10

Agricultural                                      (.12)

Interest Rates                                    (.13)

Stock Indices                                    (1.08)

Currencies                                       (4.26)
                                                ------
                                                 (3.58)%
                                                ======


During January, the Enron and Global Crossing bankruptcies took a toll on the U.S. equities markets that were already under pressure and resulted in a stumbling start to the New Year, as layoffs, earnings restatements and revenue declines continued to dominate the business news. Internationally, the Japanese economy continued to deteriorate, while the full extent of any Argentinean contagion is yet to be acknowledged in Brazil or other parts of South America. On the positive side, U.S. consumer spending continued to be robust. The Trust posted a small loss for January, largely as a result of volatility in the global currency markets. Energy and short stock index positions contributed small gains. The high market volatility in January continued into February. Further Enron revelations radiated concern about the accounting practices of other large companies and caused the equity markets to decline early in the month. Sentiment reversed abruptly on positive economic news on home sales, manufacturing and consumer spending. The Trust's performance was negative in February with losses in energy, stock indices and long-term interest rates partially offset by gains in short-term interest rates. March was a mixed month in which positive performance in the energy and interest rate sectors were more than offset by losses in stock indices and currencies, which make up a substantial part of the Trust's portfolio. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Trust was maintaining a short position. Energy was the strongest performing sector profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and Hang Seng indices as Asian equities rallied. The overall loss for the month occurred quite independently of the equity and bond markets demonstrating the volatility reducing effect of blending assets whose returns are largely uncorrelated.


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

        Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

        In the case of market sensitive instruments which are not exchange-traded (which includes currencies in the case of the Trust), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

        In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Trust in expressing Value at Risk in a functional currency other than Dollars.

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

        The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of March 31, 2002 and December 31, 2001 and the trading gains/losses by market category for the three months ended March 31, 2002 and the period October 1, 2001 (inception of trading) through December 31, 2001. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of March 31, 2002 and December 31, 2001, the Trust's total capitalization was approximately $20.4 million and $18.5 million, respectively.

                                 MARCH 31, 2002
                                 --------------

                                                   % OF TOTAL           TRADING
MARKET SECTOR              VALUE AT RISK         CAPITALIZATION       GAIN/(LOSS)*
-------------              -------------         --------------       ------------
Interest Rates               $   736,000             3.61%               (.13)%
Currencies                   $   718,000             3.52%              (4.26)%
Energy                       $   630,000             3.09%                1.91%
Stock Indices                $   562,000             2.75%              (1.08)%
Metals                       $    93,000              .46%                 .10%
Agricultural                 $    18,000              .09%               (.12)%
                             -----------            ------              -------

   Total                     $ 2,757,000            13.52%              (3.58)%
                             ===========            ======              =======


* - Of the (4.30)% return for the three months ended March 31, 2002, approximately (3.58)% was due to trading losses (before commissions), approximately 1.12% due to brokerage fees, performance fees and operating and offering costs borne by the Trust which were partially offset by approximately ..40% in interest income.

                                DECEMBER 31, 2001
                                -----------------

                                                   % OF TOTAL           TRADING
MARKET SECTOR              VALUE AT RISK         CAPITALIZATION       GAIN/(LOSS)*
-------------              -------------         --------------       ------------
Currencies                   $   862,000             4.66%               4.04%
Stock Indices                $   266,000             1.44%              (2.03%)
Interest Rates               $   246,000             1.33%              (4.20%)
Energy                       $   235,000             1.27%               1.02%
Agricultural                 $    19,000              .10%               (.22%)
Metals                       $    13,000              .07%               (.51%)
                             -----------             -----              -------

   Total                     $ 1,641,000             8.87%              (1.90%)
                             ===========             =====              =======


* - Of the (2.64%) return for the period October 1 (inception of trading) through December 31, 2001, approximately (1.90%) was due to trading losses (before commissions) and approximately

..43% was due to interest income, offset by approximately 1.17% due to brokerage fees, performance fees and operating and offering costs borne by the Trust.

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

        The following were the primary trading risk exposures of the Trust as of March 31, 2002, by market sector.

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

Stock Indices

        The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of March 31, 2002, the Trust's primary exposures were in the DAX (Germany), Nikkei (Japan), NASDAQ (USA), S&P 500 (USA), FTSE (U.K.), and Euro STOXX 50 stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

        The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of March 31, 2002, natural gas and crude oil are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

        The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Trust's portfolio during the three months ended March 31, 2002.

Agricultural

        The Trust's agricultural exposure is to wheat, corn, coffee and cotton. The risk allocation to the agricultural sector has been approximately 1% of the Trust's portfolio during the three months ended March 31, 2002.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

        The following were the only non-trading risk exposures of the Trust as of March 31, 2002.

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

                            PART II-OTHER INFORMATION

Item 1.        Legal Proceedings.

               None

Item 2.        Changes in Securities

               None

Item 3.        Defaults Upon Senior Securities

               Not applicable.

Item 4.        Submissions of Matters to a vote of Security Holders.

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K.

               None

               There are no exhibits to this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CAMPBELL ALTERNATIVE ASSET TRUST.
                                    (Registrant)

                                            By: Campbell & Company, Inc.
                                                Managing Owner


Date: May 13, 2002                          By: /s/Theresa D. Becks
                                                ---------------------
                                                Theresa D. Becks
                                                Chief Financial Officer/
                                                Treasurer/Director