Form 10-Q
period 2002-06-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2002-08-14
CIK 1114485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   June 30, 2002
                               -----------------

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    -------------

Commission File number:    0-22260
                        --------------



                        CAMPBELL ALTERNATIVE ASSET TRUST
          -------------------------------------------------------------
               (Exact name of registrant as specified in charter)


             DELAWARE                                   52-2238521
---------------------------------           ------------------------------------
     (State of Organization)                (IRS Employer Identification Number)


COURT TOWERS BUILDING,
210 WEST PENNSYLVANIA AVENUE,
BALTIMORE, MARYLAND                                        21204
---------------------------------           ------------------------------------
     (Address of principal                               (Zip Code)
       executive offices)

(410) 296-3301
----------------------------------------------------
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]      No [ ]


                            Total number of Pages:  24
                                                   ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements of Campbell Alternative Asset Trust are included in Item 1:


     Statements of Financial Condition as of June 30, 2002 (Unaudited) and
         December 31, 2001 (Audited)

     Condensed Schedule of Investments as of June 30, 2002 (Unaudited)

     Statements of Operations for the Three Months and Six Months Ended
         June 30, 2002 and 2001 (Unaudited)

     Statements of Cash Flows for the Six Months Ended June 30, 2002 and
         2001 (Unaudited)

     Statements of Changes in Unitholders' Capital (Net Asset Value) for the
         Six Months Ended June 30, 2002 and 2001 (Unaudited)

                        CAMPBELL ALTERNATIVE ASSET TRUST
                     STATEMENTS OF FINANCIAL CONDITION June
              30, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                             June 30,      December 31,
                                                               2002           2001
                                                           ------------    ------------
ASSETS
  Equity in broker trading accounts
     Cash                                                $  1,685,566    $    712,721
     United States government securities                    9,982,013       8,484,712
     Unrealized gain (loss) on open futures contracts         800,968         (54,659)
                                                         ------------    ------------
         Deposits with broker                              12,468,547       9,142,774

  Cash                                                     10,827,574       8,076,399
  Unrealized gain on open forward contracts                   649,133         862,088
  Subscriptions receivable                                          0         514,071
                                                         ------------    ------------
         Total assets                                    $ 23,945,254    $ 18,595,332
                                                         ============    ============
LIABILITIES
  Accounts payable                                       $     11,246    $     17,678
  Brokerage fee                                                75,983          48,556
  Offering costs payable                                       17,425          13,417
  Redemptions payable                                          30,347               0
                                                         ------------    ------------
         Total liabilities                                    135,001          79,651
                                                         ------------    ------------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
  Managing Owner - 6,000.000 units outstanding
     at June 30, 2002 and December 31, 2001                 6,014,719       5,841,866
  Other Unitholders - 17,751.983 and 13,016.882
     units outstanding at June 30, 2002 and
     December 31, 2001                                     17,795,534      12,673,815
                                                         ------------    ------------
         Total unitholders' capital
            (Net Asset Value)                              23,810,253      18,515,681
                                                         ------------    ------------
                                                         $ 23,945,254    $ 18,595,332
                                                         ============    ============


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2002
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES
                                                                                                     % of Net
       Face Value       Description                                                 Value           Asset Value
       ----------       -----------                                              -----------        -----------
       $10,000,000      U.S. Treasury Bill, 08/08/02
                          (COST, INCLUDING ACCRUED INTEREST, - $9,982,013)       $ 9,982,013            41.92%
                                                                                 ===========          =======

LONG FUTURES CONTRACTS
                                                                                                     % of Net
                        Description                                                 Value           Asset Value
                        -----------                                              -----------        -----------
                        Agriculture                                             $     51,838            0.22%
                        Energy                                                        32,150            0.13%
                        Metals                                                         5,116            0.02%
                        Stock index                                                   (9,820)          (0.04)%
                        Short-term interest rates                                    354,536            1.49%
                        Long-term interest rates                                     404,896            1.70%
                                                                                ------------           -----
                        TOTAL LONG FUTURES CONTRACTS                            $    838,716            3.52%
                                                                                ============           =====


LONG FORWARD CURRENCY CONTRACTS

                                                                                                     % of Net
         Amount         Description                                                 Value           Asset Value
       ----------       -----------                                              -----------        -----------
       32,900,000       Euro, 9/18/02                                           $  1,472,772            6.19%
                        Other forward currency contracts                           1,128,852            4.74%
                                                                                ------------           -----
                        TOTAL FORWARD CURRENCY CONTRACTS                        $  2,601,624           10.93%
                                                                                ============           =====


SHORT FUTURES CONTRACTS
                                                                                                     % of Net
                        Description                                                  Value          Asset Value
                        -----------                                              -----------        -----------
                        Agricultural                                            $     13,556            0.06%
                        Energy                                                         6,160            0.03%
                        Metals                                                       (39,471)          (0.17)%
                        Stock index                                                  (17,993)          (0.08)%
                                                                                ------------           -----
                        TOTAL SHORT FUTURES CONTRACTS                           $    (37,748)          (0.16)%
                                                                                ============           =====


SHORT FORWARD CURRENCY CONTRACTS
                                                                                                     % of Net
                        Description                                                  Value          Asset Value
                        -----------                                              -----------        -----------

                        Various forward currency contracts                       $(1,952,491)          (8.20)%
                                                                                ============           =====



                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended June 30, 2002 and 2001 and
                For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                  Three Months                   Six Months
                                                     Ended                         Ended
                                                    June 30,                      June 30,
                                           ---------------------------  --------------------------
                                               2002            2001         2002          2001
                                           -----------     -----------  -----------    -----------
INCOME
  Futures trading gains (losses)
     Realized                              $  (271,188)   $         0   $  (955,979)   $         0
     Change in unrealized                       44,611              0       855,627              0
                                           -----------    -----------   -----------    -----------
        (Loss) from futures trading           (226,577)             0      (100,352)             0
                                           -----------    -----------   -----------    -----------
  Forward trading gains (losses)
     Realized                                1,543,821              0     1,425,121              0
     Change in unrealized                      502,011              0      (212,955)             0
                                           -----------    -----------   -----------    -----------
        Gain from forward trading            2,045,832              0     1,212,166              0
                                           -----------    -----------   -----------    -----------
  Interest income                               84,713              0       162,620              0
                                           -----------    -----------   -----------    -----------
        Total income                         1,903,968              0     1,274,434              0
                                           -----------    -----------   -----------    -----------
EXPENSES
  Brokerage fee                                193,381                      356,738              0
  Operating expenses                            18,560              0        28,092              0
                                           -----------    -----------   -----------    -----------
        Total expenses                         211,941              0       384,830              0
                                           -----------    -----------   -----------    -----------
        NET INCOME                         $ 1,692,027    $         0   $   889,604    $         0
                                           ===========    ===========   ===========    ===========
NET INCOME PER MANAGING OWNER
AND OTHER UNITHOLDER UNIT
    (based on weighted average number of
    units outstanding during the period)   $     75.69    $      0.00   $     41.97    $      0.00
                                           ===========    ===========   ===========    ===========
INCREASE IN NET ASSET VALUE PER MANAGING
    OWNER AND OTHER UNITHOLDER UNIT        $     70.66    $      0.00   $     28.81    $      0.00
                                           ===========    ===========   ===========    ===========



                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                      2002            2001
                                                                                  ------------    ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income                                                                      $    889,604    $          0
     Adjustments to reconcile net income to net cash
       (for) operating activities
          Net change in unrealized                                                    (642,672)              0
          Increase in accounts payable and accrued expenses                             20,995               0
          Net (purchases) of investments in United States
             government securities                                                  (1,497,301)              0
                                                                                  ------------    ------------
             Net cash (for) operating activities                                    (1,229,374)              0
                                                                                  ------------    ------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Addition of units                                                                  4,638,184               0
  Decrease in subscriptions receivable                                                 514,071               0
  Redemption of units                                                                 (142,848)              0
  Increase in redemptions payable                                                       30,347               0
  Offering costs charged                                                               (90,368)              0
  Increase in offering costs payable                                                     4,008               0
                                                                                  ------------    ------------
             Net cash from financing activities                                      4,953,394               0
                                                                                  ------------    ------------
Net increase in cash                                                                 3,724,020               0

CASH
  Beginning of period                                                                8,789,120           2,000
                                                                                  ------------    ------------
  End of period                                                                   $ 12,513,140    $      2,000
                                                                                  ============    ============
End of period cash consists of:
  Cash in broker trading accounts                                                 $  1,685,566    $          0
  Cash                                                                              10,827,574           2,000
                                                                                  ------------    ------------
             Total end of period cash                                             $ 12,513,140    $      2,000
                                                                                  ============    ============


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                             Unitholders' Capital
                                             ------------------------------------------------------------------------------------
                                                   Managing Owner            Other Unitholders                  Total
                                             -----------------------     -------------------------     --------------------------
                                               Units        Amount          Units        Amount           Units           Amount
                                             ---------    ----------     ----------    -----------     ----------     -----------
SIX MONTHS ENDED JUNE 30, 2002

Balances at December 31, 2001                6,000.000    $5,841,866     13,016.882    $12,673,815     19,016.882     $18,515,681
Net income for the six months ended
  June 30, 2002                                              198,430                       691,174                        889,604
Additions                                        0.000             0      4,889.177      4,638,184      4,889.177       4,638,184
Redemptions                                      0.000             0       (154.076)      (142,848)     (154.076)        (142,848)
Offering costs                                               (25,577)                      (64,791)                       (90,368)
                                             ---------    ----------     ----------    -----------     ----------     -----------
Balances at June 30, 2002                    6,000.000    $6,014,719     17,751.983    $17,795,534     23,751.983     $23,810,253
                                             =========    ==========     ==========    ===========     ==========     ===========

SIX MONTHS ENDED JUNE 30, 2001

Balances at December 31, 2000                    2.000    $    2,000          0.000    $         0          2.000     $     2,000
Net income for the six months ended
  June 30, 2001                                                    0                             0                              0
Additions                                        0.000             0          0.000              0          0.000               0
Redemptions                                      0.000             0          0.000              0          0.000               0
                                             ---------    ----------     ----------    -----------     ----------     -----------
Balances at June 30, 2001                        2.000    $    2,000          0.000    $         0          2.000     $     2,000
                                             =========    ==========     ==========    ===========     ==========     ===========

                                    Net Asset Value Per Managing Owner and Other Unitholder Unit
                                 ----------------------------------------------------------------
                                  June 30,        December 31,        June 30,       December 31,
                                    2002              2001              2001             2000
                                 ---------        ------------       ---------       ------------
                                 $1,002.45          $973.64          $1,000.00         $1,000.00
                                 =========          =======          =========         =========


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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     E.   Offering Costs

          Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Trust (offering costs) of $1,275,169 through June 30, 2002, $110,973 of which has already been reimbursed to Campbell & Company by the Trust. At June 30, 2002, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $17,425. Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust's month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. The Trust is only liable for payment of offering costs on a monthly basis. If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company.

          The amount of monthly reimbursement due to Campbell & Company is charged directly to unitholders' capital.

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 2. MANAGING OWNER AND COMMODITY TRADING ADVISOR (CONTINUED)

     During the three months and six months ended June 30, 2002, the amounts paid directly to the broker and interbank market maker were $42,908 and $70,574, respectively.

     Campbell & Company is also paid a performance fee equal to 20% of New Appreciation (as defined) calculated as of the end of each calendar quarter and upon redemption of Units. No performance fee was earned by Campbell & Company during the three months and six months ended June 30, 2002.


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

Note 5. OPERATING EXPENSES

     Operating expenses of the Trust are restricted by the Amended and Restated Declaration of Trust and Trust Agreement to .40% per annum of the average month-end Net Asset Value of the Trust. Actual operating expenses were less than .40% (annualized) of average month-end Net Asset Value for the three months and six months ended June 30, 2002.

Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

     Investments in the Trust are made by subscription agreement, subject to acceptance by Campbell & Company. The subscriptions receivable at December 31, 2001 were received by the Trust on or before January 17, 2002.

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

     The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker to satisfy such requirements at June 30, 2002 and December 31, 2001 were $9,982,013 and $8,484,712, respectively, which equals 42% and 46% of Net Asset Value, respectively. The cash deposited with interbank market makers to satisfy such requirements at June 30, 2002 and December 31, 2001 was $10,146,888 and $6,996,592, respectively, which equals 43% and 38% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 7. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

     The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                        Futures Contracts             Forward Contracts
                                        (exchange traded)           (non-exchange traded)
                                  ---------------------------   ---------------------------
                                    June 30,     December 31,     June 30,     December 31,
                                      2002           2001           2002          2001
                                  -----------    ------------    -----------    ------------
     Gross unrealized gains       $   975,122    $   151,022    $ 2,846,706    $ 1,016,908
     Gross unrealized losses         (174,154)      (205,681)    (2,197,573)      (154,820)
                                  -----------    -----------    -----------    -----------
     Net unrealized gain (loss)   $   800,968    $   (54,659)   $   649,133    $   862,088
                                  ===========    ===========    ===========    ===========


     Open contracts generally mature within three months; as of June 30, 2002, the latest maturity date for open futures contracts is March 2003, and the latest maturity date for open forward contracts is September 2002. However, the Trust intends to close all contracts prior to maturity.

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


Note 8. INTERIM FINANCIAL STATEMENTS

     The statement of financial condition as of June 30, 2002, including the June 30, 2002 condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2002 and 2001, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2002, the results of operations for the three months and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 9. FINANCIAL HIGHLIGHTS

     The following information presents per unit operating performance data and other supplemental financial data for the entire three months and six months ended June 30, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                    Three months ended                  Six months ended
                                                              ------------------------------     -------------------------------
                                                              June 30, 2002    June 30, 2001     June 30, 2002     June 30, 2001
                                                               (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                                                              -------------    -------------     -------------     -------------
PER UNIT PERFORMANCE
     (for a unit outstanding throughout the entire period)
     Net asset value per unit at beginning of period             $  931.79         $1,000.00        $  973.64         $1,000.00
                                                                 ---------         ---------        ---------         ---------
     Income (loss) from operations:
       Net investment (loss) (1), (3)                                (3.77)             0.00            (7.15)             0.00
       Net realized and change in unrealized gain
         from trading (2), (3)                                       76.56              0.00            40.22              0.00
                                                                 ---------         ---------        ---------         ---------
           Total income from operations                              72.79              0.00            33.07              0.00
                                                                 ---------         ---------        ---------         ---------
     Offering costs (3)                                              (2.13)             0.00            (4.26)             0.00
                                                                 ---------         ---------        ---------         ---------
     Net asset value per unit at end of period                   $1,002.45         $1,000.00        $1,002.45         $1,000.00
                                                                 =========         =========        =========         =========
     TOTAL RETURN (4)                                                 7.58%             0.00%            2.96%             0.00%
                                                                 =========         =========        =========         =========
     SUPPLEMENTAL DATA
     Ratios to average net asset value:
       Expenses (1), (5)                                              3.19%             0.00%            3.09%             0.00%
                                                                 =========         =========        =========         =========
       Net investment (loss) (1), (5)                                (1.59)%            0.00%           (1.49)%            0.00%
                                                                 =========         =========        =========         =========

     Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


     -----------------------

     (1) Excludes brokerage commissions and other trading fees paid directly to the broker.

     (2) Includes brokerage commissions and other trading fees paid directly to the broker.

     (3) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

     (4)  Not annualized

     (5)  Annualized

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction

The offering of Campbell Alternative Asset Trust's (the "Trust") Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $7,812,929 have been accepted during the continuing offering period as of June 30, 2002. Redemptions over the same time period total $162,670. The Trust commenced operations on October 1, 2001.

Capital Resources

The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust's business, it will make no capital expenditures and will have no capital assets, which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust's commodity futures trading operations, the Trust's assets are expected to be highly liquid.

RESULTS OF OPERATIONS

The return for the six months ended June 30, 2002 was 2.96%. Of the increase, approximately 4.49% was due to trading gains (before commissions) and approximately .80% was due to interest income, offset by approximately 2.33% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 4.49% trading gain by sector is as follows:

SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Currencies                                                   5.42%
Interest Rates                                               1.29
Agricultural                                                 (.12)
Metals                                                       (.18)
Energy                                                       (.28)
Stock Indices                                               (1.64)
                                                           ------
                                                             4.49%
                                                           ======

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

April was one of the most difficult trading months since the Trust began trading. The Trust ended the month down over 4%. The fixed income sector was whip-lashed as hopes of imminent economic recovery sputtered causing the majority of the trading losses for the month. Broad-based selling of the three leading US equity indices put them at their lowest levels since October 2001 and contributed to the Trust's losses for the month. The energy sector was battered by reports of unfolding events in both Venezuela and the Middle East. Many areas of concern remain including continued instability in the Middle East, weak corporate earnings, continued revelations of corporate accounting issues, fear of a collapse in the residential real estate market, high energy costs and a growing federal budget deficit due to lower tax receipts.

The month of May finally provided some trending opportunities that the Trust was able to profit from. The currencies and interest rates sectors provided the gains for the month, but these were offset by losses in the energy and stock indices sectors. While the equities markets remained nervous, many alternative investment strategies, including managed futures, were able to provide positive returns.

Strong performance in the month of June contributed to a positive second quarter and more than made up for losses during the beginning of the year. All major US equity indices made new cycle lows as domestic and international investor confidence was battered by reports of scandalous corporate leadership conduct. The long awaited US economic recovery looked sluggish at best. In this troubled environment, the US dollar lost ground against most major trading partners, while interest rate futures rose and stock indices declined. These three sectors contributed significantly to the profits in June, while small losses were recorded in the metals and energy sectors.


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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

     The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of June 30, 2002 and December 31, 2001 and the trading gains/losses by market category for the six months ended June 30, 2002 and the period October 1, 2001 (inception of trading) through December 31, 2001. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of June 30, 2002 and December 31, 2001, the Trust's total capitalization was approximately $23.8 million and $18.5 million, respectively.


                                 JUNE 30, 2002

                                                  % OF TOTAL            TRADING
MARKET SECTOR               VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
-------------               -------------       --------------        ------------
Currencies                  $ 1,101,000               4.63%               5.42%
Interest Rates              $   984,000               4.13%               1.29%
Stock Indices               $   794,000               3.33%              (1.64)%
Metals                      $   160,000                .67%               (.18)%
Energy                      $    99,000                .42%               (.28)%
Agricultural                $    50,000                .21%               (.12)%
                            -----------             ------               ------
   Total                    $ 3,188,000              13.39%                4.49%
                            ===========             ======               ======

--------------------

* - Of the 2.96% return for the six months ended June 30, 2002, approximately 4.49% was due to trading gains (before commissions) and approximately .80% was due to interest income, offset by approximately 2.33% due to brokerage fees, performance fees and operating and offering costs borne by the Trust.

                                DECEMBER 31, 2001

                                                  % OF TOTAL            TRADING
MARKET SECTOR               VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
-------------               -------------       --------------        ------------
Currencies                    $  862,000             4.66%                4.04%
Stock Indices                 $  266,000             1.44%               (2.03%)
Interest Rates                $  246,000             1.33%               (4.20%)
Energy                        $  235,000             1.27%                1.02%
Agricultural                  $   19,000              .10%                (.22%)
Metals                        $   13,000              .07%                (.51%)
                              ----------           ------                ------
   Total                      $1,641,000             8.87%               (1.90%)
                              ==========           ======                ======

---------------------

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


MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

     The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk tables - as well as the past performance of the Trust - give no indication of this "risk of ruin."

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

     The following qualitative disclosures regarding the Trust's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust's primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

     The following were the primary trading risk exposures of the Trust as of June 30, 2002, by market sector.

Currencies

     Exchange rate risk is the principal market exposure of the Trust. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future.

Interest Rates

     Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust's profitability. The Trust's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain one of the primary market exposure of the Trust for the foreseeable future.

Stock Indices

     The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of June 30, 2002, the Trust's primary exposures were in the DAX (Germany), Nikkei (Japan), NASDAQ (USA), S&P 500 (USA), FTSE (U.K.), and Euro STOXX 50 stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

     The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of June 30, 2002, crude oil and natural gas are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

     The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 4% of the Trust's portfolio during the six months ended June 30, 2002.

Agricultural

     The Trust's agricultural exposure is to wheat, corn, coffee and cotton. The risk allocation to the agricultural sector has been approximately 2% of the Trust's portfolio during the six months ended June 30, 2002.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

     The following were the only non-trading risk exposures of the Trust as of June 30, 2002.

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



                                  CAMPBELL ALTERNATIVE ASSET TRUST.
                                  (Registrant)


                                  By: Campbell & Company, Inc.
                                      Managing Owner



Date: August 8, 2002              By: /s/Theresa D. Becks
                                      --------------------------------
                                      Theresa D. Becks
                                      Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number     Description of Document                          Page Number
--------------     -----------------------                          -----------
99.01              Certification by Chief Executive Officer            E 2
99.02              Certification by Chief Financial Officer            E 3



                                      -E1-