Form 10-Q
period 2002-09-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2002-11-14
CIK 1114485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  September 30, 2002
                               -------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                               --------------------  ------------------------

Commission File number: 00-33311
                        --------



                        CAMPBELL ALTERNATIVE ASSET TRUST
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


             Delaware                                    52-2238521
----------------------------------------    ------------------------------------
     (State of Organization)                (IRS Employer Identification Number)

Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                        21204
----------------------------------------    ------------------------------------
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

                            Total number of Pages: 30
                                                   --

PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements

The following financial statements of Campbell Alternative Asset Trust are included in Item 1:

      Statements of Financial Condition as of September 30, 2002 (Unaudited) and
          December 31, 2001 (Audited)

      Condensed Schedule of Investments as of September 30, 2002 (Unaudited)

      Statements of Operations for the Three Months and Nine Months
          Ended September 30, 2002 and 2001 (Unaudited)

      Statements of Cash Flows for the Nine Months Ended
          September 30, 2002 and 2001 (Unaudited)

      Statements of Changes in Unitholders' Capital (Net Asset Value) for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2002 (Unaudited) and December 31, 2001 (Audited)



                                                               September 30,     December 31,
                                                                   2002              2001
                                                               ------------      ------------
ASSETS
   Equity in broker trading accounts
      Cash                                                     $  2,057,231      $    712,721
      United States government securities                        14,973,625         8,484,712
      Unrealized gain (loss) on open futures contracts            1,300,729           (54,659)
                                                               ------------      ------------

           Deposits with broker                                  18,331,585         9,142,774

   Cash                                                          13,146,453         8,076,399
   Unrealized gain (loss) on open forward contracts                 (48,625)          862,088
   Subscriptions receivable                                               0           514,071
                                                               ------------      ------------

           Total assets                                        $ 31,429,413      $ 18,595,332
                                                               ============      ============

LIABILITIES
   Accounts payable                                            $     17,610      $     17,678
   Brokerage fee                                                     91,916            48,556
   Performance fee                                                  866,827                 0
   Offering costs payable                                            22,569            13,417
   Redemptions payable                                               20,691                 0
   Subscription deposits                                             29,631                 0
                                                               ------------      ------------

           Total liabilities                                      1,049,244            79,651
                                                               ------------      ------------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
   Managing Owner - 6,000.000 units outstanding
      at September 30, 2002 and December 31, 2001                 6,922,740         5,841,866
   Other Unitholders - 20,330.856 and 13,016.882
      units outstanding at September 30, 2002 and
      December 31, 2001                                          23,457,429        12,673,815
                                                               ------------      ------------

           Total unitholders' capital
              (Net Asset Value)                                  30,380,169        18,515,681
                                                               ------------      ------------

                                                               $ 31,429,413      $ 18,595,332
                                                               ============      ============


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                               September 30, 2002
                                   (Unaudited)




UNITED STATES GOVERNMENT SECURITIES

                                                                                                   % of Net
        Face Value       Description                                              Value          Asset Value
        ----------       -----------                                              -----          -----------
        $13,000,000      U.S. Treasury Bills, 11/7/02                          $12,979,241          42.72 %
          2,000,000      U.S. Treasury Bill, 12/5/02                             1,994,384           6.56 %
                                                                               -----------          -------
                         TOTAL UNITED STATES GOVERNMENT SECURITIES
                           (COST, INCLUDING ACCRUED INTEREST, - $14,973,625)   $14,973,625          49.28 %
                                                                               ===========          =======

LONG FUTURES CONTRACTS

                                                                                            % of Net
                        Description                                       Value            Asset Value
                        -----------                                    -----------         -----------
                        Agricultural                                   $    10,663           0.04 %
                        Energy                                             215,542           0.71 %
                        Metals                                              (7,951)         (0.03)%
                        Short-term interest rates                          301,302           0.99 %
                        Long-term interest rates                           571,755           1.88 %
                                                                       -----------           ------
                        TOTAL LONG FUTURES CONTRACTS                   $ 1,091,311           3.59 %
                                                                       ===========           ======


LONG FORWARD CURRENCY CONTRACTS

                                                                                            % of Net
                        Description                                       Value            Asset Value
                        -----------                                       -----            -----------
                        Various forward currency contracts           $      (99,030)           (0.33)%
                                                                     ==============         ==========


SHORT FUTURES CONTRACTS

                                                                                            % of Net
                        Description                                       Value            Asset Value
                        -----------                                       -----            -----------
                        Agricultural                                  $      (7,660)          (0.02)%
                        Metals                                               30,529            0.10 %
                        Stock indices                                       186,549            0.61 %
                                                                      -------------        ----------
                        TOTAL SHORT FUTURES CONTRACTS                 $     209,418            0.69 %
                                                                      =============        ==========


SHORT FORWARD CURRENCY CONTRACTS

                                                                                             % of Net
                        Description                                       Value            Asset Value
                        -----------                                       -----            -----------
                        Various forward currency contracts            $      50,405            0.17 %
                                                                      =============        ==========


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 2002 and 2001 and
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                        Three Months                     Nine Months
                                                           Ended                           Ended
                                                        September 30,                    September 30,
                                                   2002             2001            2002             2001
                                                -----------      -----------     -----------      -----------
INCOME
   Futures trading gains
      Realized                                  $ 4,862,525      $         0     $ 3,906,546      $         0
      Change in unrealized                          499,761                0       1,355,388                0
                                                -----------      -----------     -----------      -----------

           Gain from futures trading              5,362,286                0       5,261,934                0
                                                -----------      -----------     -----------      -----------

   Forward trading gains (losses)
      Realized                                       73,029                0       1,498,150                0
      Change in unrealized                         (697,758)               0        (910,713)               0
                                                -----------      -----------     -----------      -----------

           Gain (loss) from forward trading        (624,729)               0         587,437                0
                                                -----------      -----------     -----------      -----------

   Interest income                                  116,579                0         279,199                0
                                                -----------      -----------     -----------      -----------

           Total income                           4,854,136                0       6,128,570                0
                                                -----------      -----------     -----------      -----------

EXPENSES
   Brokerage fee                                    228,698                0         585,436                0
   Performance fee                                  870,161                0         870,161                0
   Operating expenses                                14,141                0          42,233                0
                                                -----------      -----------     -----------      -----------

           Total expenses                         1,113,000                0       1,497,830                0
                                                -----------      -----------     -----------      -----------

           NET INCOME                           $ 3,741,136      $         0     $ 4,630,740      $         0
                                                ===========      ===========     ===========      ===========

NET INCOME PER MANAGING OWNER
AND OTHER UNITHOLDER UNIT
   (based on weighted average number of
   units outstanding during the period)         $    152.82      $      0.00     $    207.74      $      0.00
                                                ===========      ===========     ===========      ===========

INCREASE IN NET ASSET VALUE
   PER MANAGING OWNER AND
   OTHER UNITHOLDER UNIT                        $    151.34      $      0.00     $    180.15      $      0.00
                                                ===========      ===========     ===========      ===========


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)



                                                                      2002              2001
                                                                 ------------      ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income                                                    $  4,630,740      $          0
      Adjustments to reconcile net income to net cash
         (for) operating activities
           Net change in unrealized                                  (444,675)                0
           Increase in accounts payable and accrued expenses          910,119                 0
           Net (purchases) of investments in United States
              government securities                                (6,488,913)                0
                                                                 ------------      ------------

                 Net cash (for) operating activities               (1,392,729)                0
                                                                 ------------      ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                7,774,145                 0
   Decrease in subscriptions receivable                               514,071                 0
   Increase in subscription deposits                                   29,631         8,486,394
   Redemption of units                                               (386,942)                0
   Increase in redemptions payable                                     20,691                 0
   Offering costs charged                                            (153,455)                0
   Increase in offering costs payable                                   9,152                 0
                                                                 ------------      ------------

                 Net cash from financing activities                 7,807,293         8,486,394
                                                                 ------------      ------------

Net increase in cash                                                6,414,564         8,486,394

CASH
   Beginning of period                                              8,789,120             2,000
                                                                 ------------      ------------

   End of period                                                 $ 15,203,684      $  8,488,394
                                                                 ============      ============

End of period cash consists of:
   Cash in broker trading accounts                               $  2,057,231      $          0
   Cash                                                            13,146,453         8,488,394
                                                                 ------------      ------------

                 Total end of period cash                        $ 15,203,684      $  8,488,394
                                                                 ============      ============


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                            Unitholders' Capital
                                        ------------------------------------------------------------------------------------------
                                               Managing Owner               Other Unitholders                     Total
                                        --------------------------     ---------------------------     ---------------------------
                                           Units         Amount           Units          Amount          Units           Amount
                                        ----------    ------------     ----------     ------------     ----------     ------------
NINE MONTHS ENDED SEPTEMBER 30, 2002

Balances at
   December 31, 2001                     6,000.000    $  5,841,866     13,016.882     $ 12,673,815     19,016.882     $ 18,515,681
Net income for the nine months
   ended September 30, 2002                              1,121,900                       3,508,840                       4,630,740
Additions                                    0.000               0      7,693.304        7,774,145      7,693.304        7,774,145
Redemptions                                  0.000               0       (379.330)        (386,942)      (379.330)        (386,942)
Offering costs                                             (41,026)                       (112,429)                       (153,455)
                                        ----------    ------------     ----------     ------------     ----------     ------------
Balances at
   September 30, 2002                    6,000.000    $  6,922,740     20,330.856     $ 23,457,429     26,330.856     $ 30,380,169
                                        ==========    ============     ==========     ============     ==========     ============


NINE MONTHS ENDED SEPTEMBER 30, 2001

Balances at
   December 31, 2000                         2.000    $      2,000          0.000     $          0          2.000     $      2,000
Net income for the nine months
   ended September 30, 2001                                      0                               0                               0
Additions                                    0.000               0          0.000                0          0.000                0
Redemptions                                  0.000               0          0.000                0          0.000                0
                                        ----------    ------------     ----------     ------------     ----------     ------------
Balances at
   September 30, 2001                        2.000    $      2,000          0.000     $          0          2.000     $      2,000
                                        ==========    ============     ==========     ============     ==========     ============


                   Net Asset Value Per Managing Owner and Other Unitholder Unit
                   ------------------------------------------------------------

                    September 30,  December 31,  September 30,  December 31,
                        2002           2001          2001           2000
                        ----           ----          ----           ----
                      $1,153.79       $973.64      $1,000.00      $1,000.00
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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         E.    Offering Costs

               Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Trust (offering costs) of $1,278,240 through September 30, 2002, $168,915 of which has already been reimbursed to Campbell & Company by the Trust. At September 30, 2002, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $22,569. Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust's month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. The Trust is only liable for payment of offering costs on a monthly basis. If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company.

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)




Note 2.  MANAGING OWNER AND COMMODITY TRADING ADVISOR (CONTINUED)

         The Trust pays a monthly brokerage fee of 1/12 of 2.85% (2.85% annualized) of month-end net assets to Campbell & Company and $10 per round turn to the broker for execution and clearing costs. Such costs are limited to 3.5% of average month-end net assets per year. From the 2.85% fee, a portion (0.35%) is used to compensate selling agents for administrative services and a portion (2.5%) is retained by Campbell & Company for trading and management services rendered. During the three months and nine months ended September 30, 2002, the amounts paid directly to the broker and interbank market maker were $28,923 and $99,497, respectively.

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

Note 5.  OPERATING EXPENSES

         Operating expenses of the Trust are restricted by the Amended and Restated Declaration of Trust and Trust Agreement to .40% per annum of the average month-end Net Asset Value of the Trust. Actual operating expenses were less than .40% (annualized) of average Net Asset Value for the three months and nine months ended September 30, 2002.

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

         The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker to satisfy such requirements at September 30, 2002 and December 31, 2001 were $14,973,625 and $8,484,712, respectively, which equals 49% and 46% of Net Asset Value, respectively. The cash deposited with interbank market makers to satisfy such requirements at September 30, 2002 and December 31, 2001 were $11,846,640 and $6,996,592, respectively, which equals 39% and 38% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                          Futures Contracts              Forward Contracts
                                          (exchange traded)            (non-exchange traded)
                                     September 30,  December 31,   September 30,   December 31,
                                     2002             2001             2002            2001
                                     ----             ----             ----            ----
    Gross unrealized gains      $ 1,418,405      $   151,022      $ 1,018,077      $ 1,016,908
    Gross unrealized losses        (117,676)        (205,681)      (1,066,702)        (154,820)
                                -----------      -----------      -----------      -----------

    Net unrealized gain (loss)  $ 1,300,729      $   (54,659)     $   (48,625)     $   862,088
                                ===========      ===========      ===========      ===========

         Open contracts generally mature within three months; as of September 30, 2002, the latest maturity date for open futures contracts is June 2003, and the latest maturity date for open forward contracts is December 2002. However, the Trust intends to close all contracts prior to maturity.

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

Note 8.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of September 30, 2002, including the September 30, 2002 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2002 and 2001, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2002, the results of operations for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)




Note 9.  FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the entire three months and nine months ended September 30, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                        Three months ended             Nine months ended
                                                                           September 30,                 September 30,
                                                                       2002          2001            2002             2001
                                                                   (Unaudited)   (Unaudited)      (Unaudited)       (Unaudited)
                                                                   -----------   -----------      -----------       -----------
   PER UNIT PERFORMANCE
   (for a unit outstanding throughout the entire period)
   -----------------------------------------------------

Net asset value per unit at beginning of period                    $1,002.45        $1,000.00       $  973.64        $1,000.00
                                                                   ---------        ---------       ---------        ---------
Income (loss) from operations:
      Net investment (loss) (1), (3)                                  (39.52)            0.00          (50.20)            0.00
      Net realized and change in unrealized gain
          from trading (2), (3)                                       193.44             0.00          237.23             0.00
                                                                   ---------        ---------       ---------        ---------
           Total income from operations                               153.92             0.00          187.03             0.00
                                                                   ---------        ---------       ---------        ---------
Offering costs (3)                                                     (2.58)            0.00           (6.88)            0.00
                                                                   ---------        ---------       ---------        ---------
Net asset value per unit at end of period                          $1,153.79        $1,000.00       $1,153.79        $1,000.00
                                                                   =========        =========       =========        =========
TOTAL RETURN (4)                                                       15.10 %           0.00%          18.50 %           0.00%
                                                                   =========        =========       =========        =========
SUPPLEMENTAL DATA
Ratios to average net asset value:
      Expenses prior to performance fee(1), (5)                         3.18 %           0.00%           3.11 %           0.00%
      Performance fee (5)                                              12.96 %           0.00%           5.11 %           0.00%
                                                                   ---------        ---------       ---------        ---------
           Total expense (1), (5)                                      16.14 %           0.00%           8.22 %           0.00%
                                                                   =========        =========       =========        =========

      Net investment (loss) (1), (5), (6)                              (1.45)%           0.00%          (1.46)%           0.00%
                                                                   =========        =========       =========        =========


Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.



(1) Excludes brokerage commissions and other trading fees paid directly to the broker.
(2) Includes brokerage commissions and other trading fees paid directly to the broker.
(3) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(4)     Not annualized
(5)     Annualized
(6)     Excludes performance fee

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of Operations

Introduction

The offering of Campbell Alternative Asset Trust's (the "Trust") Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $10,948,890 have been accepted during the continuing offering period as of September 30, 2002. Redemptions over the same time period total $406,764. The Trust commenced operations on October 1, 2001. The continuing offering period expired on October 29, 2002. It is the Managing Owner's intent to reopen the continuing offering period only for the investment by the Managing Owner's 401(k) plan.

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

RESULTS OF OPERATIONS

The return for the nine months ended September 30, 2002 was 18.50%. Of the increase, approximately 24.55% was due to trading gains (before commissions) and approximately 1.23% was due to interest income, offset by approximately 7.28% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 24.55% trading gain by sector is as follows:

SECTOR                                       % GAIN (LOSS)
------                                       -------------
Interest Rates                                 15.19%

Stock Indices                                   4.88

Currencies                                      3.19

Energy                                          1.96

Agricultural                                     (.20)

Metals                                           (.47)
                                               -------

                                                24.55%
                                               =======



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

The Trust's positive performance continued in July posting similar numbers as June. This was the third consecutive month of positive performance and was mainly attributable to profits in short stock indices and long interest rate positions. These gains were reduced by small negative performances in metals, currencies and cross rates as the dollar strengthened against other major currencies, again rising above parity with the Euro.

In August, the Trust recorded another month of positive performance with profits in the interest rates, currencies, stock indices and energy sectors. Global markets continued to respond to weak US economic data and concerns over geopolitical developments. The much-anticipated US economic recovery continued to be elusive, while economies in Europe and Japan appeared to be stagnant. The quickening pace of US plans to invade Iraq had aroused much international criticism and concern, which had impacted energy prices and investor confidence.

September was the fifth consecutive month of positive returns for the Trust as traditional investment strategies continued to struggle. Profits were earned in the stock indices, interest rates and energy sectors offset by losses in the currencies sector. Further reports of corporate governance and accounting failures, the possibility of an unpopular war in the Middle East, rising jobless claims, disappointing earnings and a gloomy retail outlook were being compounded by high energy prices and systemic instability in Japan and Brazil. In this time of global economic weakness and uncertainty, the Trust's ability to trade both the long and short side of a diverse portfolio of international markets was proving to be a beneficial tool.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

        In the case of market sensitive instruments, which are not exchange-traded (which includes currencies in the case of the Trust), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

        The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of September 30, 2002 and December 31, 2001 and the trading gains/losses by market category for the nine months ended September 30, 2002 and the period October 1, 2001 (inception of trading) through December 31, 2001. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of September 30, 2002 and December 31, 2001, the Trust's total capitalization was approximately $30.4 million and $18.5 million, respectively.

                                   SEPTEMBER 30, 2002
                                   ------------------

                                                 % OF TOTAL            TRADING
MARKET SECTOR              VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
-------------              -------------       --------------        ------------
Currencies                   $1,450,000             4.77%                3.19%
Energy                       $  613,000             2.02%                1.96%
Interest Rates               $  564,000             1.86%               15.19%
Stock Indices                $  397,000             1.31%                4.88%
Agricultural                 $   56,000              .18%                (.20)%
Metals                       $   53,000              .17%                (.47)%
                             ----------           ------              -------

   Total                     $3,133,000            10.31%               24.55%
                             ==========           ======               ======


* - Of the 18.50% return for the nine months ended September 30, 2002, approximately 24.55% was due to trading gains (before commissions) and approximately 1.23% was due to interest income, offset by approximately 7.28% due to brokerage fees, performance fees and operating and offering costs borne by the Trust.

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

        The following were the primary trading risk exposures of the Trust as of September 30, 2002, by market sector.

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

Interest Rates

        Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust's profitability. The Trust's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain one of the primary market exposures of the Trust for the foreseeable future.

Stock Indices

        The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of September 30, 2002, the Trust's primary exposures were in the Hang Seng (Hong Kong), IBEX (Spain), Nikkei (Japan), S&P 500 (USA) NASDAQ (USA) and DAX (Germany) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

        The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of September 30, 2002, crude oil, unleaded gas and heating oil are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

        The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 4% of the Trust's portfolio during the nine months ended September 30, 2002.

Agricultural

        The Trust's agricultural exposure is to wheat, corn, coffee and cotton. The risk allocation to the agricultural sector has been approximately 3% of the Trust's portfolio during the nine months ended September 30, 2002.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

        The following were the only non-trading risk exposures of the Trust as of September 30, 2002.

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

Item 4.     Controls and Procedures

     Campbell & Company, Inc., the managing owner of the Trust, with the participation of the managing owner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the managing owner's internal controls with respect to the Trust or in other factors applicable to the Trust that could significantly affect these controls subsequent to the date of their evaluation.

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


                                    CAMPBELL ALTERNATIVE ASSET TRUST.
                                    (Registrant)

                                        By:  Campbell & Company, Inc.
                                             Managing Owner


Date: November 14, 2002                 By:  /s/Theresa D. Becks
                                             ---------------------
                                             Theresa D. Becks
                                             Chief Financial Officer/
                                             Treasurer/Director

                                  CERTIFICATION


I, Bruce L. Cleland, Chief Executive Officer of Campbell & Company, Inc., the managing owner of Campbell Alternative Asset Trust (the "Trust"), do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Campbell Alternative Asset Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

     (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Trust's other certifying officer and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

6. The Trust's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              By:  /s/ Bruce L. Cleland
                                              --------------------------------
                                              Bruce L. Cleland
                                              Chief Executive Officer
                                              November 14, 2002

                                  CERTIFICATION


I, Theresa D. Becks, Chief Financial Officer of Campbell & Company, Inc., the managing owner of Campbell Alternative Asset Trust (the "Trust"), do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Campbell Alternative Asset Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

     (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Trust's other certifying officer and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

6. The Trust's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      By:  /s/ Theresa D. Becks
                                      ----------------------------------
                                      Theresa D. Becks
                                      Chief Financial Officer
                                      November 14, 2002

EXHIBIT INDEX

Exhibit Number     Description of Document                       Page Number
--------------     -----------------------                       -----------
99.01              Certification by Chief Executive Officer      E 2
99.02              Certification by Chief Financial Officer      E 3


                                     -E 1-