Form 10-K
period 2002-12-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2003-03-28
CIK 1114485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                          FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

[X]        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2002
                       Commission File Number 0-22260 and
                                     2-84126

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE


                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ___________ to __________


                        CAMPBELL ALTERNATIVE ASSET TRUST
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     52-2238521
-------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

   210 W. PENNSYLVANIA AVENUE
      TOWSON, MARYLAND                                     21204
-------------------------------            ------------------------------------

Registrant's telephone number, including area code:        (410)  296-3301
                                                      -------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                          UNITS OF BENEFICIAL INTEREST
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]       No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any
amendment to this Form 10-K.      [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes [ ]       No [X]

The Registrant has no voting stock. As of December 31, 2002 there were 29,214.940 Units of Beneficial Interest issued and outstanding.

Total number of pages 33. Consecutive page numbers on which exhibits commence: 3.
         ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.    BUSINESS.......................................................   1-2

ITEM 2.    PROPERTIES.....................................................     2

ITEM 3.    LEGAL PROCEEDINGS..............................................     3

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     3

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...........................................     3

ITEM 6.    SELECTED FINANCIAL DATA........................................   3-4

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................   4-8

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK...................................................  8-13

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    13

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...........................    13

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............. 13-14

ITEM 11.   EXECUTIVE COMPENSATION.........................................    14

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS................    15

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    15

ITEM 14.   CONTROLS AND PROCEDURES........................................    15

                                    PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K................................................... 15-16

SIGNATURES

CERTIFICATIONS

DOCUMENTS INCORPORATED BY REFERENCE - Prospectus dated December 31, 2002 included within the Registration Statement on post-effective amendment #1 to Form S-1 (File No. 333-74014), incorporated by reference into Parts I, II, III and IV.

                                     PART I

ITEM 1.     BUSINESS
            --------

     Campbell Alternative Asset Trust (the "Registrant" or the "Trust") is a Trust which was formed on May 3, 2000 under the Delaware Business Trust Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures, forward and swap markets. Specifically, the Trust trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agricultural values. The trustee of the Trust is Wachovia Trust Company, National Association (the "Trustee") (formerly known as First Union Trust Company, National Association), a national banking association. The managing owner and trading advisor of the Registrant is Campbell & Company, Inc. ("Campbell & Company"). The Registrant's operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.

     The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $8,000,000 and a maximum of $50,000,000 in Units of Beneficial Interest at $1,000 each, which registration statement was effective on May 15, 2001. The Trust has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Beneficial Interest to a maximum of approximately $250,000,000 through March 2003. The Unit selling price during the initial offering period, which lasted for approximately 130 days and ended on September 30, 2001, was $1,000. Since September 30, 2001, Units of Beneficial Interest of the Trust have been offered on an ongoing basis during the Trust's continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The Unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

     Units were offered to the public until Campbell & Company terminated the continuing offering to the public effective October 29, 2002. The current offering is only available to the Campbell & Company, Inc. 401(k) Plan.

     A total of $39,151,408 has been raised in the initial and continuing offering periods through December 31, 2002.

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

     The Registrant conducts its business in one industry segment, the speculative trading of futures, forward and swap contracts. The Registrant is a market participant in the "managed futures" industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds such as the Registrant (except trading decisions), (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.

     The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. At December 31, 2002, all of the Trust's assets were allocated to the Global Diversified Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals, energy and agricultural. Beginning in January 2003, Campbell & Company began utilizing its Financial, Metal and Energy Large Portfolio in trading the Registrant's assets. The Financial, Metal and Energy Large Portfolio trades the same forward and futures markets as the Global Diversified Large Portfolio, except it does not trade the agricultural markets. As of March 2003, the Trust's assets are allocated to the different market sectors in approximately the following manner:
55% to currencies, 15% to interest rates, 17% to stock indices, 11% to energy products and 2% to metals. The contracts traded by the Registrant will fluctuate from time to time.

     The Registrant may, in the future, experience increased competition for the futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.

ITEM 2.     PROPERTIES
            ----------

     The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and U.S. Treasury Bills.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

     Campbell & Company is not aware of any material legal proceedings to which the Registrant is a party or to which any of their assets are subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
     None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            -------------------------------------------------------------
            MATTERS
            -------

     Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2002, there were 389 Unitholders in the Registrant and 29,214.940 Units of Beneficial Interest outstanding.

     Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

      The Registrant has no securities authorized for issuance under equity compensation plans.

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

     The following summarized financial information is for the years ended December 31, 2002 and 2001, and for the period May 3, 2000 (inception) through December 31, 2000.

                                              For the Years          For the Period
                                                  Ended                   Ended
                                               December 31,            December 31
                                          2002            2001             2000
                                      -----------     -----------    --------------

Total Assets                          $34,524,465     $18,595,332        $2,000
Total Partners' Capital                32,854,478      18,515,681         2,000
Total Income (Loss)                     5,499,936        (258,882)            0
Net Income (Loss)                       3,761,201        (422,955)            0
Net Income (Loss) Per Managing
    Owner and Other Unitholder Unit*       161.99          (24.79)         0.00
Increase (Decrease) in Net Asset
    Value per Managing Owner and
    Other Unitholder Unit                  150.94          (26.36)         0.00

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2002 and the three-month period from October 1 (inception of trading) to December 31, 2001. There were no results of operations from the period May 3, 2000 (formation of the Trust) to September 30, 2001.

                                                                                           Period Ended
                               1st Qtr.      2nd Qtr.       3rd Qtr.        4th Qtr.       December 31,
                                 2002          2002           2002            2002              2001
                              ----------    ----------     ----------      ----------      ------------
Gain (Loss) from
   Trading                    $(707,441)    $1,819,255     $4,737,557      $(733,302)       $(333,508)
Total Income (Loss)            (629,534)     1,903,968      4,854,136       (628,634)        (258,882)
Net Income (Loss)              (802,423)     1,692,027      3,741,136       (869,539)        (422,955)
Net Income (Loss)
   per Managing Owner
   and Other Unitholder
   Unit *                        (40.04)         75.69         152.82         (33.44)          (24.79)
Increase (Decrease) in
   Net Asset Value per
   Managing Owner and
   Other Unitholder Unit         (41.85)         70.66         151.34         (29.21)          (26.36)
Net Asset Value per
   Managing Owner and
   Other Unitholder Unit
   at the End of the Period      931.79       1,002.45       1,153.79       1,124.58           973.64

* - Based on weighted average number of units outstanding during the period.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS.
            ---------------------

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

Results of Operations

The returns for the year ended December 31, 2002 and for the period October 1 (inception of trading) through December 31, 2001 were 15.50% and (2.64)%, respectively. For the 2002 increase of 15.50%, approximately 22.09% was due to trading gains (before commissions) and approximately 1.61% was due to interest income, offset by approximately 8.20% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 22.09% trading gain by sector is as follows:



SECTOR                                                  % GAIN (LOSS)
------                                                  -------------

Interest Rates                                             15.12%

Currencies                                                  5.81

Stock Indices                                               3.58

Agricultural                                                (.37)

Metals                                                      (.41)

Energy                                                     (1.64)
                                                           -----
                                                           22.09%
                                                           =====

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

March was a mixed month in which positive performance in the energy and interest rate sectors were more than offset by losses in stock indices and currencies, which make up a substantial part of the Trust's portfolio. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Trust was maintaining a short position. Energy was the strongest performing sector profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and Hang Seng indices as Asian equities rallied. The overall loss for the month occurred independently of the equity and bond markets demonstrating the volatility reducing effect of blending assets whose returns are largely uncorrelated.

April was one of the most difficult trading months since the Trust began trading. The Trust ended the month down over 4.5%. The fixed income sector was whip-lashed as hopes of imminent economic recovery sputtered causing the majority of the trading losses for the month. Broad-based selling of the three leading US equity indices put them at their lowest levels since October 2001 and contributed to the Trust's losses for the month. The energy sector was battered by reports of unfolding events in both Venezuela and the Middle East. Many areas of concern remain including continued instability in the Middle East, weak corporate earnings, continued revelations of corporate accounting issues, fear of a collapse in the residential real estate market, high energy costs and a growing federal budget deficit due to lower tax receipts.

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

In August, the Trust recorded another month of positive performance with profits in the interest rates, currencies, stock indices and energy sectors. Global markets continued to respond to weak US economic data and concerns over geopolitical developments. The much-anticipated US economic recovery continues to be elusive, while economies in Europe and Japan appear to be stagnant. The quickening pace of US plans to invade Iraq has aroused much international criticism and concern, which impacted energy prices and investor confidence.

September was the fifth consecutive month of positive returns for the Trust as traditional investment strategies continued to struggle. Profits were earned in the stock indices, interest rates and energy sectors offset by losses in the currencies sector. Further reports of corporate governance and accounting failures, the possibility of an unpopular war in the Middle East, rising jobless claims, disappointing earnings and a gloomy retail outlook were compounded by high energy prices and systemic instability in Japan and Brazil. In this time of global economic weakness and uncertainty, the Trust's ability to trade both the long and short side of a diverse portfolio of international markets proved to be a beneficial tool.

Many of the trends that had been so profitable for the Trust over the preceding five months reversed during October, resulting in losses in interest rates, equity indices and precious metals. The US dollar weakened on unfavorable Gross Domestic Product news and caused losses in the currencies sector. US equities surprised the market by turning their second best month since 1997. As the US struggled with the United Nations over Iraq, energy prices sold off sharply making this the Trust's worst performing sector in October.

In October and November, US equity prices rose at a faster pace than any time since 1997. Over this same period, the Trust was defensively positioned against a reversal of the major trends that were profitable this year, leaving year-to-date gains in the double digits. Performance for November was marginally negative, with gains in currencies offset by losses in interest rates, stock indices and energy.

The Trust recorded a strong positive performance in December and for the year. The Trust's core strategy of systematic, diversified trend-following again demonstrated the ability to outperform most other strategies in times of economic weakness and uncertainty. The ability to short markets enabled the Trust to profit as global markets suffered their third consecutive negative year. Profits were generated in interest rates, currencies and equities, while losses occurred in energy, industrial metals and agricultural sectors.

2001


The return for the period October 1 (inception of trading) through December 31, 2001 was (2.64%). For the 2001 decrease of (2.64%), approximately (1.90%) was due to trading losses (before commissions) and approximately .43% was due to interest income, offset by approximately 1.17% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the (1.90%) trading loss by sector is as follows:



SECTOR                                                  % GAIN (LOSS)
------                                                  -------------

Currencies                                                   4.04%

Interest Rates                                              (4.20)

Stock Indices                                               (2.03)

Metals                                                       (.51)

Energy                                                       1.02

Agricultural                                                 (.22)
                                                            -----
                                                            (1.90%)
                                                            =====



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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Introduction

Past Results not Necessarily Indicative of Future Performance
-------------------------------------------------------------

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

Standard of Materiality
-----------------------

     Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Trust's market sensitive instruments.

QUANTIFYING THE TRUST'S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements
---------------------------------------

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

The Trust's Trading Value at Risk in Different Market Sectors

     The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of December 31, 2002 and 2001 and the trading gains/losses by market category for the year ended December 31, 2002 and the period October 1, 2001 (inception of trading) through December 31, 2001. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of December 31, 2002 and 2001, the Trust's total capitalization was approximately $32.9 million and $18.5 million. As of December 31, 2000, the Trust had not begun trading; therefore, there were no open positions or Value at Risk.

                                DECEMBER 31, 2002
                                -----------------

                                               % OF TOTAL             TRADING
MARKET SECTOR           VALUE AT RISK        CAPITALIZATION*       GAIN/(LOSS)**
-------------           -------------        ---------------       -------------

Currencies               $  878,000              3.44%                 5.81%
Energy                   $  622,000              2.44%                (1.64%)
Interest Rates           $  382,000              1.50%                15.12%
Stock Indices            $  221,000               .87%                 3.58%
Metals                   $   68,000               .27%                 (.41%)
Agricultural             $   62,000               .24%                 (.37%)
                         ----------              ----                 -----

   Total                 $2,233,000              8.76%                22.09%
                         ==========              ====                 =====

* - For the purposes of the above "% of Total Capitalization", additions and redemptions as of December 31, 2002 were not included in the total capitalization.

** - Of the 15.50% return for the year ended December 31, 2002, approximately 22.09% was due to trading gains (before commissions) and approximately 1.61% was due to interest income, offset by approximately 8.20% due to brokerage fees, performance fees and operating and offering costs borne by the Trust.

                                DECEMBER 31, 2001
                                -----------------

                                             % OF TOTAL               TRADING
MARKET SECTOR           VALUE AT RISK      CAPITALIZATION           GAIN/(LOSS)*
-------------           -------------      ---------------        -------------

Currencies                $  862,000           4.66%                   4.04%
Stock Indices             $  266,000           1.44%                  (2.03%)
Interest Rates            $  246,000           1.33%                  (4.20%)
Energy                    $  235,000           1.27%                   1.02%
Agricultural              $   19,000            .10%                   (.22%)
Metals                    $   13,000            .07%                   (.51%)
                          ----------           ----                   -----

   Total                  $1,641,000           8.87%                  (1.90%)
                          ==========           ====                   =====


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

     The following were the primary trading risk exposures of the Trust as of December 31, 2002, by market sector.

Currencies
----------

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

Interest Rates
--------------

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

Stock Indices
-------------

     The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are limited to futures on broadly based indices. As of December 31, 2002, the Trust's primary exposures were in the FTSE (U.K.), Nikkei (Japan), Hang Seng (Hong Kong), IBEX (Spain), Euro

STOXX 50, and DAX (Germany) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy
------

     The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of December 31, 2002, natural gas, crude oil and unleaded gas are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals
------

     The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 5% of the Trust's portfolio during 2002.

Agricultural
------------

     During 2002, the Trust's agricultural exposure was to wheat, corn, coffee and cotton. The risk allocation to the agricultural sector was approximately 6% of the Trust's portfolio. Beginning in January 2003, the Trust will no longer trade agricultural contracts.


QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

     The following were the only non-trading risk exposures of the Trust as of December 31, 2002.

Foreign Currency Balances
-------------------------

     The Trust's primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Treasury Bill Positions
-----------------------

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


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

     Financial statements meeting the requirements of Regulation S-X appear beginning on Page 20 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

     None.

                                     PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT
            ----------------------------------------

     The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing owner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 210 West Pennsylvania Avenue, Towson, Maryland 21204, (410) 296-3301. Campbell & Company's directors and executive officers are as follows:

THERESA D. BECKS, born in 1963, joined Campbell & Company in 1991 and serves as the CHIEF FINANCIAL OFFICER, SECRETARY, TREASURER, and a DIRECTOR. In addition to her role as CFO, Ms. Becks also oversees administration and compliance. Ms. Becks is currently a member of the Board of Directors of the Managed Funds Association. From December 1987 to June 1991, she was employed by Bank of Maryland Corporation, a publicly held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks is an Associated Person of Campbell & Company.

RICHARD M. BELL, born in 1952, began his employment with Campbell & Company in May 1990 and serves as a SENIOR VICE PRESIDENT - TRADING. His duties include managing daily trade execution for the assets under Campbell's management. From September 1986 through May 1990, Mr. Bell was the managing general partner of several partnerships registered as broker-dealers involved in market making on the floor of the Philadelphia Stock Exchange ("PHLX") and Philadelphia Board of Trade ("PBOT"). From July 1975 through September 1986, Mr. Bell was a stockholder and Executive Vice-President of Tague Securities, Inc., a registered broker-dealer. Mr. Bell graduated from Lehigh University with a B.S. in Finance. Mr. Bell is an Associated Person of Campbell & Company.

D. KEITH CAMPBELL, born in 1942, has served as the CHAIRMAN OF THE BOARD OF DIRECTORS of Campbell & Company since it began operations, was President until January 1, 1994, and Chief Executive Officer until January 1, 1998. Mr. Campbell is the majority stockholder. From 1971 through June 1978, he was a registered representative of a futures commission merchant. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Fund. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell is an Associated Person of Campbell & Company.

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

BRUCE L. CLELAND, born in 1947, joined Campbell & Company in January 1993 and presently serves as PRESIDENT, CHIEF EXECUTIVE OFFICER and a DIRECTOR. Mr. Cleland has worked in the international derivatives industry since 1973, and has owned and managed firms engaged in global clearing, floor brokerage, trading, and portfolio management. Mr. Cleland previously served as a member of the Board of Directors of the Managed Funds Association, and has previously served as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.

PHIL LINDNER, born in 1954, serves as VICE PRESIDENT - INFORMATION TECHNOLOGY. He has been employed by Campbell & Company since October 1994 and was appointed the IT Director in March 1996 and Vice President in January 1998. Prior to joining Campbell & Company, Mr. Lindner worked as a programmer and manager for Amtote, a provider of race track computer systems.

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

C. DOUGLAS YORK, born in 1958, has been employed by Campbell & Company since November 1992 and serves as a SENIOR VICE PRESIDENT - TRADING. His duties include managing daily trade execution for the assets under Campbell & Company's management. From January 1991 to November 1992, Mr. York was the Global Foreign Exchange Manager for Black & Decker. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

     No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant's knowledge, no such forms have been or are required to be filed.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------
            AND RELATED STOCKHOLDER MATTERS
            -------------------------------


       (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2002, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company. As of December 31, 2002, the following beneficial owners owned more than five percent of the
            Units:


                     Name of Beneficial             Number of Units       Percentage of
                            Owner                        Owned                Trust
                     ------------------             ---------------       -------------

            Campbell & Company, Inc. 401(k) Plan       7,946.392             27.20%
            Campbell & Company, Inc.                   6,000.000             20.54%

       (b) Security Ownership of Management. As of December 31, 2002, Campbell & Company owned 6,000.000 Units of Managing Owner Interest having a value of $6,747,480. Units of Managing Owner Interest will always be owned by Campbell & Company in its capacity as managing owner.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

     See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

ITEM 14.    CONTROLS AND PROCEDURES
            -----------------------

     Campbell & Company, Inc., the managing owner of the Trust, with the participation of the managing owner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the managing owner's internal controls with respect to the Trust or in other factors applicable to the Trust that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            ----------------------------------------------------------------

       (a)  The Following documents are filed as part of this report:


               (1)  See Financial Statements beginning on page 20 hereof.

               (2)  Schedules:

                    Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

               (3)  Exhibits

Exhibit Number                      Description of Document
--------------                      -----------------------

     1.01 Selling Agreement among the Registrant, Campbell & Company, PaineWebber Incorporated and the Selling Agent.
                  (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

     1.02 Additional Selling Agreement among the Registrant, Campbell & Company and the Additional Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

     3.01 Declaration of Trust and Trust Agreement of the Registrant dated May 1, 2000. (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-37548) filed on May 22,
                  2000).

     3.02 Certificate of Trust of the Registrant. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 333-37548) filed on November 9, 2000).

     3.03 Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Post-Effective Amendment No. 1 to Form S-1 (No. 333-74014) filed on December 12, 2002).

    10.01 Customer Agreement between the Registrant and Paine Webber Incorporated. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

    10.02 Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Post-Effective Amendment No. 1 to Form S-1 (No. 333-74014) filed on December 12, 2002).

    10.03 Escrow Agreement between the Registrant and Mercantile Safe Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

    10.04 International Swap Dealers Association, Inc. Master Agreement between the Registrant and ABN AMRO Bank, N.V., Chicago Branch. (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Post-Effective Amendment No. 1 to Form S-1 (No. 333-74014) filed on December 12, 2002).

    10.05 International Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001.)

    99.01 Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

    99.02 Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

    None.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.



                                 CAMPBELL ALTERNATIVE ASSET TRUST

                                 By: CAMPBELL & COMPANY, INC.
                                     Managing Owner



                                 By: /s/ Theresa D. Becks
                                     -----------------------------------------
                                     Theresa D. Becks
                                     Chief Financial Officer, Secretary,
                                     Treasurer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2003.



            Signature                 Capacity
            ---------                 --------


/s/ D. Keith Campbell                 Chairman of the Board
--------------------------------
 D.Keith Campbell


/s/ William C. Clarke, III            Executive Vice President and Director
--------------------------------
William C. Clarke, III


/s/ Bruce L. Cleland                  President, Chief Executive Officer
--------------------------------      and Director
Bruce L. Cleland


/s/ Theresa D. Becks                  Chief Financial Officer,  Secretary,
--------------------------------
Theresa D. Becks
Treasurer and Director


/s/ James M. Little                   Executive Vice President and Director
--------------------------------
James M. Little

                                  CERTIFICATION

I, Bruce L. Cleland, Chief Executive Officer of Campbell & Company, Inc., the managing owner of Campbell Alternative Asset Trust (the "Trust"), certify that:

1.   I have reviewed this annual report on Form 10-K of the Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this annual report;

4. The Trust's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and we have:

     (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Trust's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               By: /s/ Bruce L. Cleland
                                                   -----------------------------
                                                   Bruce L. Cleland
                                                   Chief Executive Officer
                                                   March 28, 2003

                                  CERTIFICATION


I, Theresa D. Becks, Chief Financial Officer of Campbell & Company, Inc., the managing owner of Campbell Alternative Asset Trust (the "Trust"), certify that:

1.   I have reviewed this annual report on Form 10-K of the Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this annual report;

4. The Trust's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and we have:

     (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Trust's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              By: /s/ Theresa D. Becks
                                                  ------------------------------
                                                  Theresa D. Becks
                                                  Chief Financial Officer
                                                  March 28, 2003

                        CAMPBELL ALTERNATIVE ASSET TRUST

                                  ANNUAL REPORT

                                December 31, 2002

                        CAMPBELL ALTERNATIVE ASSET TRUST


                                TABLE OF CONTENTS


                                                                         PAGES
                                                                         -----
Independent Auditor's Report                                              22

Financial Statements

    Statements of Financial Condition
       December 31, 2002 and 2001                                         23

    Condensed Schedule of Investments
       December 31, 2002                                                  24

    Statements of Operations For the Years Ended
       December 31, 2002 and 2001 and For the
       Period May 3, 2000 (inception) to December 31, 2000                25

    Statements of Cash Flows For the Years Ended
       December 31, 2002 and 2001 and For the
       Period May 3, 2000 (inception) to December 31, 2000                26

    Statements of Changes in Unitholders' Capital (Net Asset Value)
       For the Years Ended December 31, 2002 and 2001 and For the
       Period May 3, 2000 (inception) to December 31, 2000                27

    Notes to Financial Statements                                         28 - 33


                    ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                                 (410) 771-0001
                               FAX (410) 785-9784
                                  www.afb-a.com


Member:

American Institute of Certified Public Accountants                                                                Suite 200

    SEC Practice Section                                                                           201 International Circle

Maryland Association of Certified Public Accountants                                           Hunt Valley, Maryland  21030



                          INDEPENDENT AUDITOR'S REPORT


To the Unitholders
Campbell Alternative Asset Trust


We have audited the accompanying statements of financial condition of Campbell Alternative Asset Trust as of December 31, 2002 and 2001, including the December 31, 2002 condensed schedule of investments, and the related statements of operations, cash flows and changes in unitholders' capital (net asset value) for the years ended December 31, 2002 and 2001 and for the period May 3, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Alternative Asset Trust as of December 31, 2002 and 2001, and the results of its operations and the changes in its net asset values for the years ended December 31, 2002 and 2001 and for the period May 3, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.






/s/ Arthur F. Bell, Jr. & Associates, L.L.C.



Hunt Valley, Maryland
January 20, 2003

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001



                                                                              2002                     2001

                                                                              ----                     ----
ASSETS
    Equity in broker trading accounts
       Cash                                                               $  1,776,218             $    712,721
       United States government securities                                  15,979,020                8,484,712
       Unrealized gain (loss) on open futures contracts                        396,978                  (54,659)
                                                                          ------------             ------------

              Deposits with broker                                          18,152,216                9,142,774

    Cash                                                                     8,288,433                8,076,399
    Unrealized gain on open forward contracts                                  371,462                  862,088
    Subscriptions receivable                                                 7,712,354                  514,071
                                                                          ------------             ------------

              Total assets                                                $ 34,524,465             $ 18,595,332
                                                                          ============             ============

LIABILITIES
    Accounts payable                                                      $     22,026             $     17,678
    Brokerage fee                                                               66,966                   48,556
    Offering costs payable                                                      19,170                   13,417
    Redemptions payable                                                      1,561,825                        0
                                                                          ------------             ------------

              Total liabilities                                              1,669,987                   79,651
                                                                          ------------             ------------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner -- 6,000.000 units
       outstanding at December 31, 2002 and 2001                             6,747,480                5,841,866
    Other Unitholders -- 23,214.940 and 13,016.882 units
       outstanding at December 31, 2002 and 2001                            26,106,998               12,673,815
                                                                          ------------             ------------

              Total unitholders' capital
                  (Net Asset Value)                                         32,854,478               18,515,681
                                                                          ------------             ------------

                                                                          $ 34,524,465             $ 18,595,332
                                                                          ============             ============



                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2002




UNITED STATES GOVERNMENT SECURITIES
-----------------------------------
                                                                                                               % of Net
            FACE VALUE       DESCRIPTION                                                        Value         Asset Value
            ----------       -----------                                                     -----------      -----------
           $14,000,000       U.S. Treasury Bills, 2/6/03                                     $13,983,252         42.56 %
           $ 2,000,000       U.S. Treasury Bills, 3/6/03                                       1,995,768          6.08 %
                                                                                             -----------       ---------
                             TOTAL UNITED STATES GOVERNMENT SECURITIES
                                 (COST, INCLUDING ACCRUED INTEREST, - $15,979,020)           $15,979,020         48.64 %
                                                                                             ===========       =========


LONG FUTURES CONTRACTS
----------------------
                                                                                                               % of Net
                             DESCRIPTION                                                        Value         Asset Value
                             -----------                                                     ----------       ------------
                             Agricultural                                                    $      965           0.00 %
                             Energy                                                             (60,404)         (0.18)%
                             Metals                                                              70,879           0.21 %
                             Stock index                                                        (10,598)         (0.03)%
                             Short-term interest rates                                          118,147           0.36 %
                             Long-term interest rates                                           184,074           0.56 %
                                                                                            -----------       ---------
                             TOTAL LONG FUTURES CONTRACTS                                      $303,063           0.92 %
                                                                                            -----------       ---------


SHORT FUTURES CONTRACTS
-----------------------
                                                                                                               % of Net
                             DESCRIPTION                                                        Value         Asset Value
                             -----------                                                     ----------       ------------
                             Agricultural                                                    $   58,013           0.18 %
                             Metals                                                               1,727           0.01 %
                             Stock index                                                         34,175           0.10 %
                                                                                             ----------        ---------
                             TOTAL SHORT FUTURES CONTRACTS                                   $   93,915           0.29 %
                                                                                             ----------        ---------
                             TOTAL FUTURES CONTRACTS                                         $  396,978           1.21 %
                                                                                             ==========        =========


LONG FORWARD CURRENCY CONTRACTS
-------------------------------

                                                                                                               % of Net
                             DESCRIPTION                                                        Value         Asset Value
                             -----------                                                     ----------       ------------
                             Various long forward currency contracts                         $2,179,219          6.63 %
                                                                                             ----------        --------



SHORT FORWARD CURRENCY CONTRACTS
--------------------------------
                                                                                                               % of Net
                             DESCRIPTION                                                       Value          Asset Value
                             -----------                                                     ----------       ------------

                             Various short forward currency contracts                        $(1,807,757)       (5.50)%
                                                                                             -----------       --------
                             TOTAL FORWARD CONTRACTS                                         $   371,462         1.13 %
                                                                                             ===========       ========


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 2002 and 2001 and
           For the Period May 3, 2000 (inception) to December 31, 2000


                                                                                 Year Ended
                                                                                December 31,              Period Ended
                                                                       ------------------------------     December 31,
                                                                           2002              2001             2000
                                                                       -----------        -----------     -------------
INCOME
    Futures trading gains (losses)
       Realized                                                        $ 3,372,098        $  (957,880)     $      0
       Change in unrealized                                                451,637            (54,659)            0
                                                                       -----------        -----------      --------

              Gain (loss) from futures trading                           3,823,735         (1,012,539)            0
                                                                       -----------        -----------      --------

    Forward trading gains (losses)
       Realized                                                          1,782,960           (183,057)            0
       Change in unrealized                                               (490,626)           862,088             0
                                                                       -----------        -----------      --------

              Gain from forward trading                                  1,292,334            679,031             0
                                                                       -----------        -----------      --------

    Interest income                                                        383,867             74,626             0
                                                                       -----------        -----------      --------

              Total income (loss)                                        5,499,936           (258,882)            0
                                                                       -----------        -----------      --------

EXPENSES
    Brokerage fee                                                          810,812            144,115             0
    Performance fee                                                        870,160                198             0
    Operating expenses                                                      57,763             19,760             0
                                                                       -----------        -----------      --------

              Total expenses                                             1,738,735            164,073             0
                                                                       -----------        -----------      --------

              NET INCOME (LOSS)                                        $ 3,761,201        $  (422,955)     $      0
                                                                       ===========        ===========      ========

NET INCOME (LOSS) PER MANAGING OWNER
    AND OTHER UNITHOLDER UNIT
       (based on weighted average number
       of units outstanding during the period)                         $    161.99        $    (24.79)     $   0.00
                                                                       ===========        ===========      ========

INCREASE (DECREASE) IN NET ASSET VALUE
    PER MANAGING OWNER AND
    OTHER UNITHOLDER UNIT                                              $    150.94        $    (26.36)     $   0.00
                                                                       ===========        ===========      ========





                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 2002 and 2001 and
           For the Period May 3, 2000 (inception) to December 31, 2000


                                                                            Year Ended                  Period Ended
                                                                            December 31,                 December 31,
                                                                        2002              2001               2000
                                                                   ------------      -------------     ---------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income (loss)                                               $  3,761,201      $   (422,955)     $          0
      Adjustments to reconcile net income (loss)
         to net cash (for) operating activities
             Net change in unrealized                                    38,989          (807,429)                0
             Increase in accounts payable and
                accrued expenses                                         22,758            66,234                 0
             Net (purchases) of investments
                in United States government securities               (7,494,308)       (8,484,712)                0
                                                                   ------------      ------------      ------------
                   Net cash (for) operating activities               (3,671,360)       (9,648,862)                0
                                                                   ------------      ------------      ------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                 20,154,920        18,994,488             2,000
   Increase in subscriptions receivable                              (7,198,283)         (514,071)                0
   Redemption of units                                               (9,359,119)          (19,822)                0
   Increase in redemptions payable                                    1,561,825                 0                 0
   Offering costs charged                                              (218,205)          (38,030)                0
   Increase in offering costs payable                                     5,753            13,417                 0
                                                                   ------------      ------------      ------------

                   Net cash from financing activities                 4,946,891        18,435,982             2,000
                                                                   ------------      ------------      ------------

Net increase in cash                                                  1,275,531         8,787,120             2,000

CASH
   Beginning of period                                                8,789,120             2,000                 0
                                                                   ------------      ------------      ------------

   End of period                                                   $ 10,064,651      $  8,789,120      $      2,000
                                                                   ============      ============      ============

End of period cash consists of:
   Cash in broker trading accounts                                 $  1,776,218      $    712,721      $          0
   Cash                                                               8,288,433         8,076,399             2,000
                                                                   ------------      ------------      ------------

                   Total end of period cash                        $ 10,064,651      $  8,789,120      $      2,000
                                                                   ============      ============      ============



                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
               For the Years Ended December 31, 2002 and 2001 and
           For the Period May 3, 2000 (inception) to December 31, 2000




                                                                  UNITHOLDERS' CAPITAL
                                 ------------------------------------------------------------------------------------------
                                     MANAGING OWNER                OTHER UNITHOLDERS                       TOTAL
                                 ------------------------      --------------------------       ---------------------------
                                   UNITS           AMOUNT          UNITS          AMOUNT           UNITS            AMOUNT
                                 ---------    -----------      ----------      ----------       ----------       ----------
Balances at
    May 3, 2000 (inception)          0.000       $      0           0.000     $         0            0.000      $         0

Additions                            2.000          2,000           0.000               0            2.000            2,000
                                 ---------    -----------      ----------      ----------       ----------       ----------
Balances at
    December 31, 2000                2.000          2,000           0.000               0            2.000            2,000

Additions                        5,998.000      5,998,000      13,035.882      12,996,488       19,033.882       18,994,488

Net (loss) for the year
    ended December 31, 2001                      (144,735)                       (278,220)                         (422,955)

Redemptions                          0.000              0         (19.000)        (19,822)         (19.000)         (19,822)

Offering costs                                    (13,399)                        (24,631)                          (38,030)
                                 ---------      ---------      ----------      ----------       ----------       ----------

Balances at
    December 31, 2001            6,000.000      5,841,866      13,016.882      12,673,815       19,016.882       18,515,681

Net income for the year
    ended December 31, 2002                       961,603                       2,799,598                         3,761,201

Additions                            0.000              0      18,767.321      20,154,920       18,767.321       20,154,920

Redemptions                          0.000              0      (8,569.263)     (9,359,119)      (8,569.263)      (9,359,119)

Offering costs                                    (55,989)                       (162,216)                         (218,205)
                                 ---------      ---------      ----------      ----------       ----------       ----------
Balances at
    December 31, 2002            6,000.000     $6,747,480      23,214.940     $26,106,998       29,214.940      $32,854,478
                                 =========    ===========      ==========     ===========       ==========      ===========



                                             NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDER UNIT

                                                                     December 31,
                                                          2002           2001           2000
                                                        ---------      -------       ---------
                                                        $1,124.58      $973.64       $1,000.00
                                                        =========      =======       =========

                            See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                          NOTES TO FINANCIAL STATEMENTS


Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------

          A.   General Description of the Trust

               Campbell Alternative Asset Trust (the Trust) is a Delaware business trust which operates as a commodity investment pool. The Trust was formed on May 3, 2000 and commenced trading on October 1, 2001. The Trust engages in the speculative trading of futures contracts and forward contracts.

               As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan.

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------
          (CONTINUED)
          -----------

          D.   Income Taxes

               The Trust prepares calendar year U.S. and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust's income, expenses and trading gains or losses.

          E.   Offering Costs

               Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust's month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. The Trust is only liable for payment of offering costs on a monthly basis. At December 31, 2002, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $19,170. The amount of monthly reimbursement due to Campbell & Company is charged directly to unitholders' capital.

               If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At December 31, 2002, the amount of unreimbursed offering costs incurred by Campbell & Company is $1,170,797.

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

Note 2.   MANAGING OWNER AND COMMODITY TRADING ADVISOR
          --------------------------------------------

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 2.   MANAGING OWNER AND COMMODITY TRADING ADVISOR (CONTINUED)
          --------------------------------------------------------

          The Trust pays a monthly brokerage fee of 1/12 of 2.85% (2.85% annualized) of month-end net assets to Campbell & Company and $10 per round turn to the broker for execution and clearing costs. Such costs are limited to 3.5% of average month-end net assets per year. From the 2.85% fee, a portion (0.35%) is used to compensate selling agents for administrative services and a portion (2.5%) is retained by Campbell & Company for trading and management services rendered. During 2002 and 2001, the amounts paid directly to the broker were $119,832 and $23,691 respectively.

          Campbell & Company is also paid a performance fee equal to 20% of New Appreciation (as defined) calculated as of the end of each calendar quarter and upon redemption of Units.

Note 3.   TRUSTEE
          -------

          The trustee of the Trust is Wachovia Trust Company, National Association (formerly known as First Union Trust Company, National Association), a national banking association. The trustee has delegated to the managing owner the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 4.   DEPOSITS WITH BROKER
          --------------------

          The Trust deposits assets with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Trust earns interest income on its assets deposited with the broker.

Note 5.   OPERATING EXPENSES
          ------------------

          Operating expenses of the Trust are restricted by the Amended and Restated Declaration of Trust and Trust Agreement to .40% per annum of the average month-end Net Asset Value of the Trust.

Note 6.   SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
          --------------------------------------------

          Investments in the Trust are made by subscription agreement, subject to acceptance by Campbell & Company. The subscriptions receivable at December 31, 2002 represent subscriptions from the Campbell & Company, Inc. 401(K) Plan and were received by the Trust on or before January 9, 2003.

          The Trust is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A unitholder may request and receive redemption of units owned, subject to restrictions in the Amended and Restated Declaration of Trust and Trust Agreement.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 7.   TRADING ACTIVITIES AND RELATED RISKS
          ------------------------------------

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

          The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker at December 31, 2002 and 2001 was $15,979,020 and $8,484,712, respectively, which equals 49% and 46% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2002 and 2001 was $8,287,188 and $6,996,592, respectively, which equals 25% and 38% of Net Asset Value, respectively. These amounts are included in cash.

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 7.   TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
          ------------------------------------------------

          The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                                         Futures Contracts                  Forward Contracts
                                                         (exchange traded)                (non-exchange traded)
                                                           December 31,                       December 31,
                                                      2002              2001              2002             2001
                                                      ----              ----              ----             ----
                Gross unrealized gains             $   573,482       $   151,022      $ 2,292,568        $1,016,908
                Gross unrealized losses               (176,504)         (205,681)      (1,921,106)         (154,820)
                                                   -----------       -----------      -----------        ----------

                Net unrealized gain (loss)         $   396,978       $   (54,659)     $   371,462        $  862,088
                                                   ===========       ===========      ===========        ==========


          Open contracts generally mature within three months; as of December 31, 2002, the latest maturity date for open futures contracts is September 2003, and the latest maturity date for open forward contracts is March 2003. However, the Trust intends to close all contracts prior to maturity.

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 8.   FINANCIAL HIGHLIGHTS
          --------------------

          The following information presents per unit operating performance data and other supplemental financial data for the year ended December 31, 2002 and for the period October 1, 2001 (commencement of trading) to December 31, 2001. This information has been derived from information presented in the financial statements.

                                                                                           Year Ended       Period Ended
                                                                                          December 31,      December 31,
                                                                                              2002              2001
                                                                                           ---------        ----------
           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------

           Net asset value per unit at beginning of period                                 $  973.64        $ 1,000.00
                                                                                           ---------        ----------
           Income (loss) from operations:

                  Net realized and change in unrealized gain (loss) from trading (2), (3)     213.53            (20.28)
                  Expenses net of interest income (1), (3)                                    (53.19)            (3.85)
                                                                                           ---------        ----------
                         Total gain (loss) from operations                                    160.34            (24.13)
                                                                                           ---------        ----------
           Offering costs (3)                                                                  (9.40)            (2.23)
                                                                                           ---------        ----------
           Net asset value per unit at end of period                                       $1,124.58        $   973.64
                                                                                           =========        ==========
           TOTAL RETURN                                                                        15.50 %           (2.64)%(4)
                                                                                           =========        ==========

           SUPPLEMENTAL DATA

           Ratios to average net asset value:

                  Expenses prior to performance fee (1)                                        (3.14)%           (3.31)%(5)
                  Performance fee                                                              (3.65)%           (0.00)%(5)
                                                                                           ---------        ----------
                         Total expenses (1)                                                    (6.79)%           (3.31)%(5)
                                                                                           =========        ==========
                  Expenses net of interest income (1), (6)                                     (1.53)%           (1.55)%(5)
                                                                                           =========        ==========


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

          (3) Expenses net of interest income per unit and offering costs per unit are calculated by dividing expenses net of interest income and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain
               (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

          (4)  Not annualized.

          (5)  Annualized.

          (6)  Excludes performance fee.

EXHIBIT INDEX

EXHIBIT NUMBER           DESCRIPTION OF DOCUMENT                                                        PAGE NUMBER
--------------           -----------------------                                                        -----------
    99.01                Certification by Bruce L. Cleland, Chief Executive Officer,                         E 2
                         pursuant to 18 U.S.C. Section 1350, as enacted by
                         Section 906 of The Sarbanes-Oxley Act of 2002

    99.02                Certification by Theresa D. Becks, Chief Financial Officer,                         E 3
                         pursuant to 18 U.S.C. Section 1350, as enacted by
                         Section 906 of The Sarbanes-Oxley Act of 2002


























                                       E1