Form 10-Q
period 2003-03-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2003-05-15
CIK 1114485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission File number: 0-22260

                        CAMPBELL ALTERNATIVE ASSET TRUST
               (Exact name of registrant as specified in charter)

       Delaware                                           52-1823554
(State of Organization)                     (IRS Employer Identification Number)

                              Court Towers Building
                          210 West Pennsylvania Avenue,
                            Baltimore, Maryland 21204
          (Address of principal executive offices, including zip code)

                                 (410) 296-3301
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes | | No |X|

                            Total number of Pages: 27

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Statements of Financial Condition as of March 31, 2003
                  (Unaudited) and December 31, 2002 (Audited)                  3

                  Condensed Schedule of Investments as of March 31, 2003
                  (Unaudited)                                                  4

                  Statements of Operations for the Three Months Ended
                  March 31, 2003 and 2002 (Unaudited)                          5

                  Statements of Cash Flows for the Three Months Ended
                  March 31, 2003 and 2002 (Unaudited)                          6

                  Statements of Changes in Partners' Capital (Net Asset
                  Value) for the Three Months Ended March 31, 2003 and
                  2002 (Unaudited)                                             7

                  Notes to Financial Statements (Unaudited)                    8

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         14

      Item 3.     Quantitative and Qualitative Disclosure About Market
                  Risk                                                        16

      Item 4.     Controls and Procedures                                     21

PART II - OTHER INFORMATION                                                   22

SIGNATURES                                                                    23

CERTIFICATIONS                                                                24

EXHIBIT INDEX                                                                E-1

EXHIBIT 99.01 Certification by Chief Executive Officer                       E-2

EXHIBIT 99.02 Certification by Chief Financial Officer                       E-3

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2003 (Unaudited) and December 31, 2002 (Audited)

                                                         March 31,     December 31,
                                                           2003            2002
                                                       ------------    ------------
ASSETS
    Equity in broker trading accounts
       Cash                                            $  4,128,055    $  1,776,218
       United States government securities               17,477,810      15,979,020
       Unrealized gain on open futures contracts             51,488         396,978
                                                       ------------    ------------
              Deposits with broker                       21,657,353      18,152,216
    Cash                                                  9,650,660       8,288,433
    Unrealized gain (loss) on open forward contracts        (91,350)        371,462
    Subscriptions receivable                                      0       7,712,354
                                                       ------------    ------------
              Total assets                             $ 31,216,663    $ 34,524,465
                                                       ============    ============
LIABILITIES
    Accounts payable                                   $      8,733    $     22,026
    Brokerage fee                                            57,647          66,966
    Performance fee                                         335,758               0
    Offering costs payable                                   15,698          19,170
    Redemptions payable                                      36,113       1,561,825
                                                       ------------    ------------
              Total liabilities                             453,949       1,669,987
                                                       ------------    ------------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 1,413.580 and 6,000.000
       units outstanding at March 31, 2003 and
       December 31, 2002                                  1,771,442       6,747,480
    Other Unitholders - 23,134.536 and 23,214.940
       units outstanding at March 31, 2003 and
       December 31, 2002                                 28,991,272      26,106,998
                                                       ------------    ------------
              Total unitholders' capital
                 (Net Asset Value)                       30,762,714      32,854,478
                                                       ------------    ------------
                                                       $ 31,216,663    $ 34,524,465
                                                       ============    ============

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2003
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES
-----------------------------------
                                                                                    % of Net
Face Value    Description                                            Value        Asset Value
-----------   -----------                                         ------------    ------------
$15,500,000   U.S. Treasury Bill, 5/8/03                          $ 15,481,972           50.32%
$ 2,000,000   U.S. Treasury Bill, 6/5/03                             1,995,838            6.49%
                                                                  ------------    ------------
              TOTAL UNITED STATES GOVERNMENT SECURITIES
              (COST, INCLUDING ACCRUED INTEREST, - $17,477,810)   $ 17,477,810           56.81%
                                                                  ============    ============

LONG FUTURES CONTRACTS
----------------------
                                                                                    % of Net
              Description                                            Value        Asset Value
              -----------                                         ------------    ------------
              Energy                                              $    (23,149)          (0.08)%
              Metals                                                   (24,568)          (0.08)%
              Stock index                                              (10,500)          (0.03)%
              Short-term interest rate                                  23,457            0.08%
              Long-term interest rate                                   (1,909)          (0.01)%
                                                                  ------------    ------------
              TOTAL LONG FUTURES CONTRACTS                        $    (36,669)          (0.12)%
                                                                  ============    ============

SHORT FUTURES CONTRACTS
-----------------------
                                                                                    % of Net
              Description                                            Value        Asset Value
              -----------                                         ------------    ------------
              Energy                                              $    (12,577)          (0.04)%
              Metals                                                     3,325            0.01 %
              Stock index                                               96,388            0.32 %
              Short-term interest rate                                   1,021            0.00 %
                                                                  ------------    ------------
              TOTAL SHORT FUTURES CONTRACTS                       $     88,157            0.29 %
                                                                  ------------    ------------
              TOTAL FUTURES CONTRACTS                             $     51,488            0.17 %
                                                                  ============    ============

FORWARD CURRENCY CONTRACTS
--------------------------
                                                                                    % of Net
              Description                                            Value        Asset Value
              -----------                                         ------------    ------------
              Various long forward currency contracts             $    454,244            1.47 %
              Various short forward currency contracts                (545,594)          (1.77)%
                                                                  ------------    ------------
              TOTAL FORWARD CURRENCY CONTRACTS                    $    (91,350)          (0.30)%
                                                                  ============    ============

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                          2003          2002
                                                       ----------    ----------
INCOME
    Futures trading gains (losses)
       Realized                                        $2,873,789    $ (684,791)
       Change in unrealized                              (345,490)      811,016
                                                       ----------    ----------
              Gain from futures trading                 2,528,299       126,225
                                                       ----------    ----------
    Forward trading gains (losses)
       Realized                                         2,855,100      (118,700)
       Change in unrealized                              (462,812)     (714,966)
                                                       ----------    ----------
              Gain (loss) from forward trading          2,392,288      (833,666)
                                                       ----------    ----------
    Interest income                                        98,420        77,907
                                                       ----------    ----------
              Total income (loss)                       5,019,007      (629,534)
                                                       ----------    ----------
EXPENSES
    Brokerage fee                                         272,162       163,357
    Performance fee                                       662,083             0
    Operating expenses                                     12,089         9,532
                                                       ----------    ----------
              Total expenses                              946,334       172,889
                                                       ----------    ----------
              NET INCOME (LOSS)                        $4,072,673    $ (802,423)
                                                       ==========    ==========
NET INCOME (LOSS) PER MANAGING OWNER AND
    OTHER UNITHOLDER UNIT
    (based on weighted average number of
    units outstanding during the period)               $   147.44    $   (40.04)
                                                       ==========    ==========
INCREASE (DECREASE) IN NET ASSET VALUE PER
    MANAGING OWNER AND OTHER UNITHOLDER UNIT           $   128.58    $   (41.85)
                                                       ==========    ==========

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                      2003            2002
                                                                  ------------    ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss)                                             $  4,072,673    $   (802,423)
       Adjustments to reconcile net income (loss) to net cash
          from (for) operating activities
              Net change in unrealized                                 808,302         (96,050)
              Increase in accounts payable and accrued expenses        313,146           3,882
              Net (purchases) of investments in United States
                 government securities                              (1,498,790)       (499,099)
                                                                  ------------    ------------
                    Net cash from (for) operating activities         3,695,331      (1,393,690)
                                                                  ------------    ------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                  961,800       2,743,101
    Decrease in subscriptions receivable                             7,712,354         386,480
    Redemption of units                                             (7,046,615)        (17,371)
    Decrease in redemptions payable                                 (1,525,712)              0
    Offering costs charged                                             (79,622)        (42,850)
    Increase (decrease) in offering costs payable                       (3,472)          1,382
                                                                  ------------    ------------
                    Net cash from financing activities                  18,733       3,070,742
                                                                  ------------    ------------
Net increase in cash                                                 3,714,064       1,677,052

CASH
    Beginning of period                                             10,064,651       8,789,120
                                                                  ------------    ------------
    End of period                                                 $ 13,778,715    $ 10,466,172
                                                                  ============    ============
End of period cash consists of:
    Cash in broker trading accounts                               $  4,128,055    $  1,901,396
    Cash                                                             9,650,660       8,564,776
                                                                  ------------    ------------
                    Total end of period cash                      $ 13,778,715    $ 10,466,172
                                                                  ============    ============

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                        Unitholders' Capital
                                    --------------------------------------------------------------------------------------------
                                           Managing Owner                 Other Unitholders                    Total
                                    ----------------------------    ----------------------------    ----------------------------
                                       Units           Amount          Units           Amount          Units           Amount
                                    ------------    ------------    ------------    ------------    ------------    ------------
THREE MONTHS ENDED MARCH 31, 2003

Balances at
    December 31, 2002                  6,000.000    $  6,747,480      23,214.940    $ 26,106,998      29,214.940    $ 32,854,478
Net income for the three months
    ended March 31, 2003                               1,036,894                       3,035,779                       4,072,673
Additions                                  0.000               0         775.265         961,800         775.265         961,800
Redemptions                           (4,586.420)     (6,000,000)       (855.669)     (1,046,615)     (5,442.089)     (7,046,615)
Offering costs                                           (12,932)                        (66,690)                        (79,622)
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balances at
    March 31, 2003                     1,413.580    $  1,771,442      23,134.536    $ 28,991,272      24,548.116    $ 30,762,714
                                    ============    ============    ============    ============    ============    ============

THREE MONTHS ENDED MARCH 31, 2002

Balances at
    December 31, 2001                  6,000.000    $  5,841,866      13,016.882    $ 12,673,815      19,016.882    $ 18,515,681
Net (loss) for the three months
    ended March 31, 2002                                (238,289)                       (564,134)                       (802,423)
Additions                                  0.000               0       2,890.208       2,743,101       2,890.208       2,743,101
Redemptions                                0.000               0         (18.000)        (17,371)        (18.000)        (17,371)
Offering costs                                           (12,837)                        (30,013)                        (42,850)
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balances at
    March 31, 2002                     6,000.000    $  5,590,740      15,889.090    $ 14,805,398      21,889.090    $ 20,396,138
                                    ============    ============    ============    ============    ============    ============

                                           Net Asset Value Per Managing Owner and Other Unitholder Unit
                                        ------------------------------------------------------------------
                                          March 31,       December 31,        March 31,       December 31,
                                            2003              2002              2002              2001
                                        ------------      ------------      ------------      ------------
                                           $1,253.16         $1,124.58           $931.79           $973.64
                                        ============      ============      ============      ============

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A.    General Description of the Trust

            Campbell Alternative Asset Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust was formed on May 3, 2000 and commenced trading on October 1, 2001. The Trust engages in the speculative trading of futures contracts and forward contracts.

            As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan).

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      E.    Offering Costs

            Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust's month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders' capital. The Trust is only liable for payment of offering costs on a monthly basis. At March 31, 2003, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $15,698.

            The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

            If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At March 31, 2003, the amount of unreimbursed offering costs incurred by Campbell & Company is $1,110,645.

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

      The Trust pays a monthly brokerage fee of 1/12 of 2.85% (2.85% annualized) of month-end net assets to Campbell & Company and approximately $6 per round turn to the broker for execution and clearing costs. Such costs are limited to 3.5% of average month-end net assets per year. From the 2.85% fee, a portion (0.35%) is used to compensate selling agents for administrative services and a portion (2.5%) is retained by Campbell & Company for trading and management services rendered. During the three months ended March 31, 2003 and 2002, the amounts paid directly to the broker were $20,028 and $27,666, respectively.

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

      Effective January 1, 2003, Campbell & Company rebates to the 401(K) Plan the brokerage fee and the performance fee applicable to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

Note 3. TRUSTEE

      The trustee of the Trust is Wachovia Trust Company, National Association, a national banking association. The trustee has delegated to the managing owner the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

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

Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

      Investments in the Trust are made by subscription agreement, subject to acceptance by Campbell & Company. The subscriptions receivable at December 31, 2002 represent subscriptions from the 401(K) Plan and were received by the Trust on or before January 9, 2003.

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

      The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker at March 31, 2003 and December 31, 2002 were $17,477,810 and $15,979,020, respectively, which equals 57% and 49% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2003 and December 31, 2002 were $9,608,228 and $8,287,188, respectively, which equals 31% and 25% of Net Asset Value, respectively.

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

      The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                        Futures Contracts               Forward Contracts
                                        (exchange traded)             (non-exchange traded)
                                     March 31,     December 31,      March 31,     December 31,
                                       2003            2002            2003            2002
                                   ------------    ------------    ------------    ------------
      Gross unrealized gains       $    193,267    $    573,482    $    778,809    $  2,292,568
      Gross unrealized losses          (141,779)       (176,504)       (870,159)     (1,921,106)
                                   ------------    ------------    ------------    ------------
      Net unrealized gain (loss)   $     51,488    $    396,978    $    (91,350)   $    371,462
                                   ============    ============    ============    ============

      Open contracts generally mature within three months; as of March 31, 2003, the latest maturity date for open futures contracts is December 2003, and the latest maturity date for open forward contracts is June 2003. However, the Trust intends to close all contracts prior to maturity.

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

Note 8. INTERIM FINANCIAL STATEMENTS

      The statement of financial condition as of March 31, 2003, including the March 31, 2003 condensed schedule of investments, and the statements of operations, cash flows and changes in unitholders' capital (Net Asset Value) for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 9. FINANCIAL HIGHLIGHTS

      The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                                      Three months ended
                                                                           March 31,
                                                                     2003             2002
                                                                 (Unaudited)      (Unaudited)
                                                                 ------------     ------------
      PER UNIT PERFORMANCE
      (for a unit outstanding throughout the entire period)

      Net asset value per unit at beginning of period            $   1,124.58     $     973.64
                                                                 ------------     ------------
      Income (loss) from operations:
             Net realized and change in unrealized gain (loss)
                 from trading (2), (3)                                 161.43           (36.35)
             Expenses net of interest income (1), (3)                  (29.97)           (3.36)
                                                                 ------------     ------------
                    Total gain (loss) from operations                  131.46           (39.71)
                                                                 ------------     ------------
      Offering costs (3)                                                (2.88)           (2.14)
                                                                 ------------     ------------
      Net asset value per unit at end of period                  $   1,253.16     $     931.79
                                                                 ============     ============
      TOTAL RETURN (4)                                                  11.43%           (4.30)%
                                                                 ============     ============
      SUPPLEMENTAL DATA

      Ratios to average net asset value:
             Expenses prior to performance fee (1), (5)                 (3.22)%          (3.02)%
             Performance fee (5)                                        (8.08)%           0.00 %
                                                                 ------------     ------------
                    Total expenses (1), (5)                            (11.30)%          (3.02)%
                                                                 ============     ============
             Expenses net of interest income (1), (5),(6)               (2.02)%          (1.40)%
                                                                 ============     ============

      Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

      ----------
      (1) Excludes brokerage commissions and other trading fees paid directly to the broker.

      (2) Includes brokerage commissions and other trading fees paid directly to the broker.

      (3) Expenses net of interest income per unit and offering costs per unit are calculated by dividing the expenses net of interest income and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

      (4)   Not annualized

      (5)   Annualized

      (6)   Excludes performance fee

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Alternative Asset Trust's (the "Trust") Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $24,291,464 have been accepted during the continuing offering period as of March 31, 2003. Redemptions over the same time period total $16,425,556. The Trust commenced operations on October 1, 2001.

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

RESULTS OF OPERATIONS

The return for the three months ended March 31, 2003 was 11.43%. Of the increase, approximately 14.26% was due to trading gains (before commissions), approximately .30% was due interest income offset by approximately 3.13% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 14.26% trading loss by sector is as follows:

SECTOR           % GAIN (LOSS)
------           -------------
Currencies                7.24%
Energy                    4.88
Interest Rates            1.87
Stock Indices              .25
Agricultural               .02
Metals                     .00
                         -----
                         14.26%
                         =====

The long-term trends that created so much opportunity for the Trust in 2002 continued in January 2003. Profits were earned in every sector other than stock indices. However, the environment was one where a single event, the prospect of war with Iraq, was driving the Trust's whole portfolio. While the Trust's systematic and disciplined trading strategies continued to keep it engaged, leverage was subsequently decreased to protect against significant losses which could result from potential sharp and extended reversals in core positions.

The Trust was positive again in February with metals being the only negative sector. Strong momentum in energy, fixed income, currencies and stock indices continued, largely as a result of the troubled global geopolitical outlook. In order to mitigate the risk of potential sharp reversals in trends, the Trust maintained a lower-than-normal level of leverage during the month.

The long awaited market reversal occurred in March. Initially energy, precious metals and fixed income markets all sold off sharply, while equities and the U.S. Dollar rallied. Several days into this correction, these markets all sold off suddenly, as hopes of a quick victory in Iraq subsided. With significantly reduced leverage, the losses the Trust sustained were relatively modest, giving the Trust a positive first quarter.

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

      The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of March 31, 2003 and December 31, 2002 and the trading gains/losses by market category for the three months ended March 31, 2003 and the year ended December 31, 2002. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of March 31, 2003 and December 31, 2002, the Trust's total capitalization was approximately $30.8 million and $32.9 million, respectively.

                                 MARCH 31, 2003

                                                   % OF TOTAL        TRADING
MARKET SECTOR                    VALUE AT RISK   CAPITALIZATION    GAIN/(LOSS)*
------------------------------   -------------   --------------    ------------
Currencies                       $     792,000             2.58%           7.24%
Stock Indices                    $     327,000             1.06%            .25%
Interest Rates                   $     244,000              .79%           1.87%
Energy                           $      52,000              .17%           4.88%
Metals                           $      33,000              .11%            .00%
Agricultural                     $           0              .00%            .02%
                                 -------------   --------------    ------------
   Total                         $   1,448,000             4.71%          14.26%
                                 =============   ==============    ============

* - Of the 11.43% return for the three months ended March 31, 2003, approximately 14.26% was due to trading gains (before commissions), approximately .30% was due interest income offset by approximately 3.13% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust.

                                DECEMBER 31, 2002

                                                   % OF TOTAL        TRADING
MARKET SECTOR                    VALUE AT RISK   CAPITALIZATION*   GAIN/(LOSS)**
------------------------------   -------------   --------------    ------------
Currencies                       $     878,000             3.44%           5.81%
Energy                           $     622,000             2.44%          (1.64%)
Interest Rates                   $     382,000             1.50%          15.12%
Stock Indices                    $     221,000              .87%           3.58%
Metals                           $      68,000              .27%           (.41%)
Agricultural                     $      62,000              .24%           (.37%)
                                 -------------   --------------    ------------
   Total                         $   2,233,000             8.76%          22.09%
                                 =============   ==============    ============

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

      The following were the primary trading risk exposures of the Trust as of March 31, 2003, by market sector.

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

Interest Rates

      Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust's profitability. The Trust's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Additionally, the Trust takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary market exposure of the Trust for the foreseeable future. The changes in interest rates which have the most effect on the Trust are changes in long-term, as opposed to short-term rates. Most of the speculative positions held by the Trust are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Trust were the medium- to long-term rates to remain steady.

Stock Indices

      The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of March 31, 2003, the Trust's primary exposures were in the Nikkei (Japan), FTSE (U.K.), DAX (Germany), Euro STOXX 50, Hang Seng (Hong Kong), and S&P 500 (USA) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

      The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of March 31, 2003, crude oil and heating oil are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

      The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 2% of the Trust's portfolio during the three months ended March 31, 2003.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

      The following were the only non-trading risk exposures of the Trust as of March 31, 2003.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

      The means by which Campbell & Company attempts to manage the risk of the Trust's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which open positions must be closed out.

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

                            PART II-OTHER INFORMATION

Item 1.     Legal Proceedings.

            None

Item 2.     Changes in Securities and Use of Proceeds

            None

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submissions of Matters to a vote of Security Holders.

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits

            Exhibit Number    Description of Document
            --------------    -----------------------
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

            (b) Reports of Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CAMPBELL ALTERNATIVE ASSET TRUST
                                   (Registrant)

                                   By: Campbell & Company, Inc.
                                       Managing Owner

Date: May 15, 2003                 By: /s/Theresa D. Becks
                                      ------------------------------------------
                                      Theresa D. Becks
                                      Chief Financial Officer/Treasurer/Director

                                  CERTIFICATION

I, Bruce L. Cleland, Chief Executive Officer of Campbell & Company, Inc., the managing owner of Campbell Alternative Asset Trust (the "Trust"), do hereby certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Trust;

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

6. The Trust's other certifying officer and I have indicated in this quarterly report whether not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        By:  /s/ Bruce L. Cleland
                                        -----------------------
                                        Bruce L. Cleland
                                        Chief Executive Officer
                                        May 15, 2003

                                  CERTIFICATION

I, Theresa D. Becks, Chief Financial Officer of Campbell & Company, Inc., the managing owner of Campbell Alternative Asset Trust (the "Trust"), do hereby certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Trust;

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


                                        By:  /s/ Theresa D. Becks
                                        ----------------------------------------
                                        Theresa D. Becks
                                        Chief Financial Officer
                                        May 15, 2003

                                  EXHIBIT INDEX

Exhibit Number    Description of Document                            Page Number
--------------    -----------------------                            -----------
99.01             Certification by Chief Executive Officer           E2
99.02             Certification by Chief Financial Officer           E3


                                       E1