Form 10-Q
period 2003-06-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2003-08-12
CIK 1114485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________to________________________

Commission File number: 0-22260

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        --------------------------------
               (Exact name of registrant as specified in charter)

            Delaware                                   52-1823554
     ----------------------               ----------------------------------
     (State of Organization)             (IRS Employer Identification Number)

                              Court Towers Building
                          210 West Pennsylvania Avenue,
                            Baltimore, Maryland 21204
                            -------------------------
          (Address of principal executive offices, including zip code)

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

Yes [ ]      No [X]

                            Total number of Pages: 26

                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION

             Item 1.    Financial Statements

                        Statements of Financial Condition as of June 30, 2003 (Unaudited)
                        and December 31, 2002 (Audited)                                                           3

                        Condensed Schedule of Investments as of June 30, 2003 (Unaudited)                         4

                        Statements of Operations for the Three Months and Six Months Ended
                        June 30, 2003 and 2002 (Unaudited)                                                        5

                        Statements of Cash Flows for the Six Months Ended
                        June 30, 2003 and 2002 (Unaudited)                                                        6

                        Statements of Changes in Partners' Capital (Net Asset Value)
                        for the Six Months Ended June 30, 2003 and 2002 (Unaudited)                               7

                        Notes to Financial Statements (Unaudited)                                                 8

             Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                    14

             Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                18

             Item 4.    Controls and Procedures                                                                  24

PART II - OTHER INFORMATION                                                                                      25

SIGNATURES                                                                                                       26

EXHIBIT INDEX                                                                                                   E-1

EXHIBIT 31.01 Certification by Chief Executive Officer                                                          E-2

EXHIBIT 31.02 Certification of Chief Financial Officer                                                          E-4

EXHIBIT 32.01 Certification by Chief Executive Officer                                                          E-6

EXHIBIT 32.02 Certification of Chief Financial Officer                                                          E-7

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2003 (Unaudited) and December 31, 2002 (Audited)

                                                                                      June 30,             December 31,
                                                                                        2003                   2002
                                                                                        ----                   ----
ASSETS
    Equity in broker trading accounts
       Cash                                                                         $   1,312,298          $  1,776,218
       United States government securities                                             20,977,914            15,979,020
       Unrealized gain (loss) on open futures contracts                                  (476,504)              396,978
                                                                                    -------------          ------------

              Deposits with broker                                                     21,813,708            18,152,216

    Cash                                                                                9,417,391             8,288,433
    Unrealized gain on open forward contracts                                             408,406               371,462
    Subscriptions receivable                                                                    0             7,712,354
                                                                                    -------------          ------------

              Total assets                                                          $  31,639,505          $ 34,524,465
                                                                                    =============          ============

LIABILITIES
    Accounts payable                                                                $      18,444          $     22,026
    Brokerage fee                                                                          58,250                66,966
    Performance fee                                                                       197,548                     0
    Offering costs payable                                                                 15,621                19,170
    Redemptions payable                                                                   152,733             1,561,825
                                                                                    -------------          ------------

              Total liabilities                                                           442,596             1,669,987
                                                                                    -------------          ------------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 1,413.580 and 6,000.000
       units outstanding at June 30, 2003 and
       December 31, 2002                                                                1,847,295             6,747,480
    Other Unitholders - 22,458.773 and 23,214.940
       units outstanding at June 30, 2003 and
       December 31, 2002                                                               29,349,614            26,106,998
                                                                                    -------------          ------------

              Total unitholders' capital
                 (Net Asset Value)                                                     31,196,909            32,854,478
                                                                                    -------------          ------------

                                                                                    $  31,639,505          $ 34,524,465
                                                                                    =============          ============

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2003
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                                       % of Net
Face Value                Description                                                Value            Asset Value
----------                -----------                                                -----            -----------
$15,500,000       U.S. Treasury Bill, 8/07/03                                    $ 15,483,113            49.63%
  3,000,000       U.S. Treasury Bill, 7/10/03                                       2,999,179             9.61%
  2,500,000       U.S. Treasury Bill, 9/04/03                                       2,495,622             8.00%
                                                                                 ------------            -----
                  TOTAL UNITED STATES GOVERNMENT SECURITIES
                      (COST, INCLUDING ACCRUED INTEREST, - $20,977,914)          $ 20,977,914            67.24%
                                                                                 ============            =====

LONG FUTURES CONTRACTS

                                                                                                       % of Net
                          Description                                                Value            Asset Value
                          -----------                                                -----            -----------
                  Energy                                                         $     39,164            0.13 %
                  Metals                                                              (93,646)          (0.30)%
                  Stock index                                                        (108,457)          (0.35)%
                  Short-term interest rate                                           (110,607)          (0.35)%
                  Long-term interest rate                                            (202,130)          (0.65)%
                                                                                 ------------           -----
                  TOTAL LONG FUTURES CONTRACTS                                   $   (475,676)          (1.52)%
                                                                                 ------------           -----

SHORT FUTURES CONTRACTS

                                                                                                       % of Net
                          Description                                                Value            Asset Value
                          -----------                                                -----            -----------
                  Energy                                                         $     (1,740)            0.00%
                  Metals                                                                  912             0.00%
                                                                                 ------------            -----
                  TOTAL SHORT FUTURES CONTRACTS                                  $      (828)             0.00%
                                                                                 ------------            -----
                  TOTAL FUTURES CONTRACTS                                        $   (476,504)           (1.52)%
                                                                                 ============            =====

FORWARD CURRENCY CONTRACTS

                                                                                                       % of Net
                          Description                                                Value            Asset Value
                          -----------                                                -----            -----------
                  Various long forward currency contracts                        $   (960,817)           (3.08)%
                  Various short forward currency contracts                          1,369,223             4.39 %
                                                                                 ------------            -----
                  TOTAL FORWARD CURRENCY CONTRACTS                               $    408,406             1.31 %
                                                                                 ============            =====

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF OPERATIONS
                   For the Three Months and the Six Months
                          Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                Three Months                        Six Months
                                                                   Ended                               Ended
                                                                  June 30,                            June 30,
                                                           2003             2002              2003             2002
                                                           ----             ----              ----             ----
INCOME
    Futures trading gains (losses)
       Realized                                        $   538,951       $  (271,188)     $ 3,412,740       $  (955,979)
       Change in unrealized                               (527,992)           44,611         (873,482)          855,627
                                                       -----------       -----------      -----------       -----------

              Gain (loss) from futures trading              10,959          (226,577)       2,539,258          (100,352)
                                                       -----------       -----------      -----------       -----------

    Forward trading gains (losses)
       Realized                                          1,350,399         1,543,821        4,205,499         1,425,121
       Change in unrealized                                499,756           502,011           36,944          (212,955)
                                                       -----------       -----------      -----------       -----------

              Gain from forward trading                  1,850,155         2,045,832        4,242,443         1,212,166
                                                       -----------       -----------      -----------       -----------

    Interest income                                         87,733            84,713          186,153           162,620
                                                       -----------       -----------      -----------       -----------

              Total income                               1,948,847         1,903,968        6,967,854         1,274,434
                                                       -----------       -----------      -----------       -----------

EXPENSES
    Brokerage fee                                          244,831           193,381          516,993           356,738
    Performance fee                                        305,247                 0          967,330                 0
    Operating expenses                                      22,425            18,560           34,514            28,092
                                                       -----------       -----------      -----------       -----------

              Total expenses                               572,503           211,941        1,518,837           384,830
                                                       -----------       -----------      -----------       -----------

              NET INCOME                               $ 1,376,344       $ 1,692,027      $ 5,449,017       $   889,604
                                                       ===========       ===========      ===========       ===========

NET INCOME PER MANAGING
OWNER AND OTHER UNITHOLDER
UNIT
    (based on weighted average number of
    units outstanding during the period)               $     57.11       $     75.69      $    210.71       $     41.97
                                                       ===========       ===========      ===========       ===========

INCREASE IN NET ASSET
    VALUE PER MANAGING OWNER
    AND OTHER UNITHOLDER UNIT                          $     53.66       $     70.66      $    182.24       $     28.81
                                                       ===========       ===========      ===========       ===========

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                        2003                  2002
                                                                                        ----                  ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                                      $   5,449,017         $     889,604
       Adjustments to reconcile net income to net cash from
          (for) operating activities
              Net change in unrealized                                                    836,538              (642,672)
              Increase in accounts payable and accrued expenses                           185,250                20,995
              Net (purchases) of investments in United States
                 government securities                                                 (4,998,894)           (1,497,301)
                                                                                    -------------         -------------

                    Net cash from (for) operating activities                            1,471,911            (1,229,374)
                                                                                    -------------         -------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                                   1,226,565             4,638,184
    Decrease in subscriptions receivable                                                7,712,354               514,071
    Redemption of units                                                                (8,181,970)             (142,848)
    Increase (decrease) in redemptions payable                                         (1,409,092)               30,347
    Offering costs charged                                                               (151,181)              (90,368)
    Increase (decrease) in offering costs payable                                          (3,549)                4,008
                                                                                    -------------         -------------

                    Net cash from (for) financing activities                             (806,873)            4,953,394
                                                                                    -------------         -------------

Net increase in cash                                                                      665,038             3,724,020

CASH
    Beginning of period                                                                10,064,651             8,789,120
                                                                                    -------------         -------------

    End of period                                                                   $  10,729,689         $  12,513,140
                                                                                    =============         =============

End of period cash consists of:
    Cash in broker trading accounts                                                 $   1,312,298         $   1,685,566
    Cash                                                                                9,417,391            10,827,574
                                                                                    -------------         -------------

                    Total end of period cash                                        $  10,729,689         $  12,513,140
                                                                                    =============         =============

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                        Unitholders' Capital
                                       -------------------------------------------------------------------------------------------
                                             Managing Owner               Other Unitholders                     Total
                                       --------------------------   -----------------------------     ----------------------------
                                         Units          Amount         Units           Amount           Units           Amount
                                       ----------   -------------   ------------   --------------     ----------     -------------
SIX MONTHS ENDED JUNE 30, 2003

Balances at
    December 31, 2002                   6,000.000   $   6,747,480     23,214.940   $   26,106,998     29,214.940     $  32,854,478

Net income for the six months
    ended June 30, 2003                                 1,116,946                       4,332,071                        5,449,017

Addition                                    0.000               0        978.651        1,226,565        978.651         1,226,565

Redemptions                            (4,586.420)     (6,000,000)    (1,734.818)      (2,181,970)    (6,321.238)       (8,181,970)

Offering costs                                            (17,131)                       (134,050)                        (151,181)
                                       ----------   -------------   ------------   --------------     ----------     -------------
Balances at
    June 30, 2003                       1,413.580   $   1,847,295     22,458.773   $   29,349,614     23,872.353     $  31,196,909
                                       ==========   =============   ============   ==============     ==========     =============

SIX MONTHS ENDED JUNE 30, 2002

Balances at
    December 31, 2001                   6,000.000   $   5,841,866     13,016.882   $   12,673,815     19,016.882     $  18,515,681

Net income for the six months
    ended June 30, 2002                                   198,430                         691,174                          889,604

Additions                                   0.000               0      4,889.177        4,638,184      4,889.177         4,638,184

Redemptions                                 0.000               0       (154.076)        (142,848)      (154.076)         (142,848)

Offering costs                                            (25,577)                        (64,791)                         (90,368)
                                       ----------   -------------   ------------   --------------     ----------     -------------
Balances at
    June 30, 2002                       6,000.000   $   6,014,719     17,751.983   $   17,795,534     23,751.983     $  23,810,253
                                       ==========   =============   ============   ==============     ==========     =============

Net Asset Value Per Managing Owner and Other Unitholder Unit
------------------------------------------------------------
 June 30,      December 31,     June 30,       December 31,
   2003           2002            2002            2001
   ----           ----            ----            ----
$  1,306.82    $   1,124.58    $ 1,002.45      $    973.64
===========    ============    ==========      ===========

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         E.       Offering Costs

                  Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust's month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders' capital. The Trust is only liable for payment of offering costs on a monthly basis. At June 30, 2003, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $15,621.

                  The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

                  If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At June 30, 2003, the amount of unreimbursed offering costs incurred by Campbell & Company is $1,063,064.

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

         The Trust pays a monthly brokerage fee of 1/12 of 2.85% (2.85% annualized) of month-end net assets to Campbell & Company and approximately $6 per round turn to the broker for execution and clearing costs. Such costs are limited to 3.5% of average month-end net assets per year. From the 2.85% fee, a portion (0.35%) is used to compensate selling agents for administrative services and a portion (2.5%) is retained by Campbell & Company for trading and management services rendered. During the six months ended June 30, 2003 and 2002, the amounts paid directly to the broker were $38,253 and $70,574, respectively. During the three months ended June 30, 2003 and 2002, the amounts paid directly to the broker were $18,225 and $42,908, respectively

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 2.  MANAGING OWNER AND COMMODITY TRADING ADVISOR (CONTINUED)

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

         The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker at June 30, 2003 and December 31, 2002 were $20,977,914 and $15,979,020, respectively, which equals 67% and 49% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2003 and December 31, 2002 were $9,408,487 and $8,287,188, respectively, which equals 30% and 25% of Net Asset Value, respectively.

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

         The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                              Futures Contracts                    Forward Contracts
                                              (exchange traded)                  (non-exchange traded)
                                         June 30,         December 31,        June 30,         December 31,
                                           2003               2002              2003               2002
                                           ----               ----              ----               ----
         Gross unrealized gains        $    111,199      $    573,482       $  2,900,765       $  2,292,568
         Gross unrealized losses           (587,703)         (176,504)        (2,492,359)        (1,921,106)
                                       ------------      ------------       ------------       ------------
         Net unrealized gain (loss)    $   (476,504)     $    396,978       $    408,406       $    371,462
                                       ============      ============       ============       ============

         Open contracts generally mature within three months; as of June 30, 2003, the latest maturity date for open futures contracts is March 2004, and the latest maturity date for open forward contracts is September 2003. However, the Trust intends to close all contracts prior to maturity.

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

Note 8.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of June 30, 2003, including the June 30, 2003 condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2003 and 2002, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 9.  FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                             Three months ended           Six months ended
                                                                  June 30,                    June 30,
                                                            2003          2002          2003           2002
                                                         (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                         -----------   -----------   -----------    -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period          $ 1,253.16    $   931.79     $ 1,124.58    $   973.64
                                                         ----------    ----------     ----------    ----------
Income from operations:
       Net realized and change in unrealized gain
           from trading (2),(3)                               75.99         76.56         238.15         40.22
       Expenses net of interest income (1),(3)               (19.36)        (3.77)        (50.06)        (7.15)
                                                         ----------    ----------     ----------    ----------
              Total income from operations                    56.63         72.79         188.09         33.07
                                                         ----------    ----------     ----------    ----------
Offering costs (3)                                            (2.97)        (2.13)         (5.85)        (4.26)
                                                         ----------    ----------     ----------    ----------
Net asset value per unit at end of period                $ 1,306.82    $ 1,002.45     $ 1,306.82     $1,002.45
                                                         ==========    ==========     ==========    ==========
TOTAL RETURN (4)                                               4.28 %        7.58 %        16.21 %        2.96%
                                                         ==========    ==========     ==========    ==========
SUPPLEMENTAL DATA
Ratios to average net asset value:
       Expenses prior to performance fee (1),(5)              (3.21)%       (3.19)%        (3.20)%       (3.09)%
       Performance fee (5)                                    (3.93)%        0.00 %        (6.03)%        0.00%
                                                         ----------    ----------     ----------    ----------
              Total expenses (1),(5)                          (7.14)%       (3.19)%        (9.23)%       (3.09)%
                                                         ==========    ==========     ==========    ==========
       Expenses net of interest income (1),(5),(6)            (2.08)%       (1.59)%        (2.04)%       (1.49)%
                                                         ==========    ==========     ==========    ==========

         Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

         ------------------
         (1) Excludes brokerage commissions and other trading fees paid directly to the broker.

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

         (4)      Not annualized

         (5)      Annualized

         (6)      Excludes performance fee

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Alternative Asset Trust's (the "Trust") Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $24,556,230 have been accepted during the continuing offering period as of June 30, 2003. Redemptions over the same time period total $17,560,911. The Trust commenced operations on October 1, 2001.

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

RESULTS OF OPERATIONS

The return for the six months ended June 30, 2003 and 2002 was 16.21% and 2.96%, respectively. Of the 2003 increase, approximately 20.84% was due to trading gains (before commissions), approximately 0.58% was due interest income offset by approximately 5.21% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 20.84% trading loss by sector is as follows:

  SECTOR                             % GAIN (LOSS)
  ------                             -------------
Currencies                              13.79%

Energy                                   4.20

Interest Rates                           3.94

Agricultural                             0.02

Metals                                  (0.51)

Stock Indices                           (0.60)
                                        -----

                                        20.84%
                                        =====

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

In April, the Trust's leverage was returned to a more normal level, but the portfolio was not fully engaged in many markets due to the lack of strong trends. Many markets had calmed significantly at this time, but uncertainty was still prevalent in global markets due to the many unresolved geopolitical issues. A strong performance in the currencies sector was partially offset by negative performances in the metals and stock index sectors.

In May, the uncertainty that remained in April dominated the markets the Trust trades and led to another positive month. While corporate earnings looked stronger, unemployment, overcapacity and the ongoing threat of terrorism still loomed large over the global financial markets. The US dollar weakened further against the other major currencies despite the concern expressed by the United States' trade partners over the impact this would have on global trade. Interest rates were the best performing sector for the Trust particularly at the long end of the yield curve, where higher prices reflected lower rates. Currency cross rates were also positive, while losses in the energy, stock index and currency sectors offset some of those gains.

With a small negative result for June, the Trust finished the first half of 2003 with a solid double-digit return. Profits for the month were earned in the currency sector while long-term interest rates lost value as yield curves steepened, particularly the Japanese government bond. Short-term interest rates and stock index sectors contributed modest gains for the month, while the energy, metals and currency cross-rates contributed small losses. While the global economy was looking better than it had for several years, many substantive uncertainties remained.

2002

The return for the six months ended June 30, 2002 was 2.96%. Of the increase, approximately 4.49% was due to trading gains (before commissions) and approximately 0.80% was due to interest income, offset by approximately 2.33% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 4.49% trading gain by sector is as follows:

  SECTOR                     % GAIN (LOSS)
  ------                     -------------
Currencies                     5.42 %

Interest Rates                 1.29

Agricultural                  (0.12)

Metals                        (0.18)

Energy                        (0.28)

Stock Indices                 (1.64)
                              -----

                               4.49%
                              =====

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

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Trust invests in futures and forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanged, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period.

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

         Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trust's experience to date (i.e., "risk of ruin"). Risk of ruin is defined to be no more than a 5% chance of losing 20% or more on a monthly basis. In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of June 30, 2003 and December 31, 2002 and the trading gains/losses by market category for the six months ended June 30, 2003 and the year ended December 31, 2002. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of June 30, 2003 and December 31, 2002, the Trust's total capitalization was approximately $31.2 million and $32.9 million, respectively.

                                  JUNE 30, 2003

                                   % OF TOTAL        TRADING
MARKET SECTOR   VALUE AT RISK    CAPITALIZATION    GAIN/(LOSS)*
-------------   -------------    --------------    ------------
Currencies      $ 1,065,000           3.41%          13.79%
Stock Indices   $   833,000           2.67%          (0.60)%
Interest Rates  $   693,000           2.22%           3.94%
Energy          $   142,000           0.46%           4.20%
Metals          $    63,000           0.20%          (0.51)%
Agricultural    $         0           0.00%           0.02%
                -----------           -----          -----

   Total        $ 2,796,000           8.96%          20.84%
                ===========           =====          =====

* - Of the 16.21% return for the six months ended June 30, 2003, approximately 20.84% was due to trading gains (before commissions), approximately 0.58% was due interest income offset by approximately 5.21% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust.

                                DECEMBER 31, 2002

                                   % OF TOTAL        TRADING
MARKET SECTOR   VALUE AT RISK    CAPITALIZATION*    GAIN/(LOSS)**
-------------   -------------    --------------     -----------
Currencies      $   878,000         3.44%             5.81%
Energy          $   622,000         2.44%            (1.64)%
Interest Rates  $   382,000         1.50%            15.12%
Stock Indices   $   221,000         0.87%             3.58%
Metals          $    68,000         0.27%            (0.41)%
Agricultural    $    62,000         0.24%            (0.37)%
                -----------         ----             -----

   Total        $ 2,233,000         8.76%            22.09%
                ===========         ====             =====

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

         The following were the primary trading risk exposures of the Trust as of June 30, 2003, by market sector.

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

Stock Indices

         The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of June 30, 2003, the Trust's primary exposures were in the FTSE (U.K.), DAX (Germany), NASDAQ (USA), IBEX (Spain), Euro STOXX 50, Hang Seng (Hong Kong), Nikkei (Japan), and S&P 500 (USA) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

         The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of June 30, 2003, crude oil, heating oil and natural gas are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Trust's portfolio during the six months ended June 30, 2003.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Trust as of June 30, 2003.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Exhibit Number                      Description of Document

              31.01 Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

              31.02 Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

              32.01 Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

              32.02 Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

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

                             CAMPBELL ALTERNATIVE ASSET TRUST
                             (Registrant)

                                  By: Campbell & Company, Inc.
                                      Managing Owner

Date: August 12, 2003             By: /s/ Theresa D. Becks
                                      ---------------------
                                      Theresa D. Becks
                                      Chief Financial Officer/Treasurer/Director

                                  EXHIBIT INDEX

Exhibit Number                           Description of Document                              Page Number
--------------                           -----------------------                              -----------
    31.01                      Certification by Chief Executive Officer                           E 2
    31.02                      Certification by Chief Financial Officer                           E 3
    32.01                      Certification by Chief Executive Officer                           E 4
    32.02                      Certification by Chief Financial Officer                           E 5

                                      E1