Form 10-Q
period 2003-09-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2003-11-13
CIK 1114485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:  0-22260
                         -------



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

Yes [ ]      No [X]



                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Statements of Financial Condition as of September 30, 2003 (Unaudited)
                    and December 31, 2002 (Audited)                                                           3

                    Condensed Schedule of Investments as of September 30, 2003 (Unaudited)                    4

                    Statements of Operations for the Three Months and Nine Months Ended
                    September 30, 2003 and 2002 (Unaudited)                                                   5

                    Statements of Cash Flows for the Nine Months Ended
                    September 30, 2003 and 2002 (Unaudited)                                                   6

                    Statements of Changes in Unitholders' Capital (Net Asset Value)
                    for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)                         7

                    Notes to Financial Statements (Unaudited)                                                 8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                    14

         Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                19

         Item 4.    Controls and Procedures                                                                  26

PART II - OTHER INFORMATION                                                                                  27

SIGNATURES                                                                                                   28

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

EXHIBIT 31.01 Certification by Chief Executive Officer                                                      E-2

EXHIBIT 31.02 Certification of Chief Financial Officer                                                      E-4

EXHIBIT 32.01 Certification by Chief Executive Officer                                                      E-6

EXHIBIT 32.02 Certification of Chief Financial Officer                                                      E-7

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2003 (Unaudited) and December 31, 2002 (Audited)





                                                            September 30,      December 31,
                                                                2003               2002
                                                            -------------      ------------
ASSETS
    Equity in broker trading accounts
       Cash                                                 $  1,157,906      $  1,776,218
       United States government securities                    20,481,991        15,979,020
       Unrealized gain (loss) on open futures contracts         (837,063)          396,978
                                                            ------------      ------------

              Deposits with broker                            20,802,834        18,152,216

    Cash                                                       8,065,459         8,288,433
    Unrealized gain on open forward contracts                  1,523,317           371,462
    Subscriptions receivable                                           0         7,712,354
                                                            ------------      ------------

              Total assets                                  $ 30,391,610      $ 34,524,465
                                                            ============      ============

LIABILITIES
    Accounts payable                                        $     24,030      $     22,026
    Brokerage fee                                                 57,313            66,966
    Offering costs payable                                        14,793            19,170
    Redemptions payable                                          145,411         1,561,825
                                                            ------------      ------------

              Total liabilities                                  241,547         1,669,987
                                                            ------------      ------------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 1,413.580 and 6,000.000
       units outstanding at September 30, 2003 and
       December 31, 2002                                       1,791,147         6,747,480
    Other Unitholders - 22,381.019 and 23,214.940
       units outstanding at September 30, 2003 and
       December 31, 2002                                      28,358,916        26,106,998
                                                            ------------      ------------

              Total unitholders' capital
                 (Net Asset Value)                            30,150,063        32,854,478
                                                            ------------      ------------

                                                            $ 30,391,610      $ 34,524,465
                                                            ============      ============



                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                               September 30, 2003
                                   (Unaudited)






UNITED STATES GOVERNMENT SECURITIES

                                                                                                       % of Net
Face Value        Description                                                         Value           Asset Value
----------        -----------                                                    -------------        -----------
$15,000,000       U.S. Treasury Bill, 11/06/2003                                 $ 14,986,650              49.70%
  3,000,000       U.S. Treasury Bill, 10/09/2003                                    2,999,430               9.95%
  2,500,000       U.S. Treasury Bill, 12/04/2003                                    2,495,911               8.28%
                                                                                 ------------         ----------
                  TOTAL UNITED STATES GOVERNMENT SECURITIES
                      (COST, INCLUDING ACCRUED INTEREST, - $20,481,991)          $ 20,481,991              67.93%
                                                                                 ============         ==========

LONG FUTURES CONTRACTS

                                                                                                  % of Net
             Description                                                         Value           Asset Value
             -----------                                                    -------------        -----------
             Metals                                                                3,414               0.01%
             Stock index                                                        (543,807)            (1.80)%
             Short-term interest rate                                             82,402               0.27%
             Long-term interest rate                                              26,337               0.09%
                                                                            ------------          ---------
             TOTAL LONG FUTURES CONTRACTS                                   $   (431,654)            (1.43)%
                                                                            ------------          ---------

SHORT FUTURES CONTRACTS

                                                                                                  % of Net
             Description                                                         Value           Asset Value
             -----------                                                    --------------        -----------
             Energy                                                         $    (333,357)           (1.11)%
             Short-term interest rate                                             (15,915)           (0.05)%
             Long-term interest rate                                              (56,137)           (0.19)%
                                                                            -------------        ----------
             TOTAL SHORT FUTURES CONTRACTS                                  $    (405,409)           (1.35)%
                                                                            -------------        ----------
             TOTAL FUTURES CONTRACTS                                        $    (837,063)           (2.78)%
                                                                            =============        ==========


LONG FORWARD CURRENCY CONTRACTS

                                                                                                  % of Net
             Description                                                         Value           Asset Value
             -----------                                                    -------------        -----------
             VARIOUS LONG FORWARD CURRENCY CONTRACTS                        $   3,402,735             11.28%
                                                                            -------------         ---------


SHORT FORWARD CURRENCY CONTRACTS

                                                                                                       % of Net
Amount            Description                                                         Value           Asset Value
------            -----------                                                    -------------        -----------
40,600,000        Swiss Franc, 12/17/03                                          $  (1,728,955)           (5.73)%
                  OTHER SHORT FORWARD CURRENCY CONTRACTS                              (150,463)           (0.50)%
                                                                                 -------------          --------
                  TOTAL SHORT FORWARD CURRENCY CONTRACTS                         $  (1,879,418)           (6.23)%
                                                                                 -------------          --------
                  TOTAL FORWARD CURRENCY CONTRACTS                               $   1,523,317              5.05%
                                                                                 =============          ========


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)




                                                                Three Months                        Nine Months
                                                                    Ended                              Ended
                                                                September 30,                      September 30,
                                                       -----------------------------      -----------------------------
                                                           2003             2002              2003              2002
                                                       ------------      -----------      ------------       ----------
INCOME
    Futures trading gains (losses)
       Realized                                         $ (703,444)       $4,862,525      $ 2,709,296        $3,906,546
       Change in unrealized                               (360,559)          499,761       (1,234,041)        1,355,388
                                                        ----------        ----------      -----------        ----------
              Gain (loss) from futures trading          (1,064,003)        5,362,286        1,475,255         5,261,934
                                                        ----------        ----------      -----------        ----------
    Forward trading gains (losses)
       Realized                                           (755,189)           73,029        3,450,310         1,498,150
       Change in unrealized                              1,114,911          (697,758)       1,151,855          (910,713)
                                                        ----------        ----------      -----------        ----------
              Gain (loss) from forward trading             359,722          (624,729)       4,602,165           587,437
                                                        ----------        ----------      -----------        ----------
    Interest income                                         73,854           116,579          260,007           279,199
                                                        ----------        ----------      -----------        ----------
              Total income (loss)                         (630,427)        4,854,136        6,337,427         6,128,570
                                                        ----------        ----------      -----------        ----------
EXPENSES
    Brokerage fee                                          235,129           228,698          752,122           585,436
    Performance fee                                              0           870,161          967,330           870,161
    Operating expenses                                      13,788            14,141           48,302            42,233
                                                        ----------        ----------      -----------        ----------
              Total expenses                               248,917         1,113,000        1,767,754         1,497,830
                                                        ----------        ----------      -----------        ----------
              NET INCOME (LOSS)                         $ (879,344)       $3,741,136      $ 4,569,673        $4,630,740
                                                        ==========        ==========      ===========        ==========
NET INCOME (LOSS) PER MANAGING
OWNER AND OTHER UNITHOLDER UNIT
    (based on weighted average number of
    units outstanding during the period)                $   (36.84)       $   152.82      $    181.36        $   207.74
                                                        ==========        ==========      ===========        ==========
INCREASE (DECREASE) IN NET ASSET
VALUE PER MANAGING OWNER AND
OTHER UNITHOLDER UNIT                                   $   (39.72)       $   151.34      $    142.52        $   180.15
                                                        ==========        ==========      ===========        ==========




                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)






                                                                                   2003              2002
                                                                               ------------      ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                                 $  4,569,673      $  4,630,740
       Adjustments to reconcile net income to net cash
          (for) operating activities
              Net change in unrealized                                               82,186          (444,675)
              Increase (decrease) in accounts payable and accrued expenses           (7,649)          910,119
              Net (purchases) of investments in United States
                 government securities                                           (4,502,971)       (6,488,913)
                                                                               ------------      ------------

                    Net cash from (for) operating activities                        141,239        (1,392,729)
                                                                               ------------      ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                             1,419,108         7,774,145
    Decrease in subscriptions receivable                                          7,712,354           514,071
    Increase in subscription deposits                                                     0            29,631
    Redemption of units                                                          (8,473,869)         (386,942)
    Increase (decrease) in redemptions payable                                   (1,416,414)           20,691
    Offering costs charged                                                         (219,327)         (153,455)
    Increase (decrease) in offering costs payable                                    (4,377)            9,152
                                                                               ------------      ------------

                    Net cash from (for) financing activities                       (982,525)        7,807,293
                                                                               ------------      ------------

Net increase (decrease) in cash                                                    (841,286)        6,414,564

CASH
    Beginning of period                                                          10,064,651         8,789,120
                                                                               ------------      ------------

    End of period                                                              $  9,223,365      $ 15,203,684
                                                                               ============      ============

End of period cash consists of:
    Cash in broker trading accounts                                            $  1,157,906      $  2,057,231
    Cash                                                                          8,065,459        13,146,453
                                                                               ------------      ------------

                    Total end of period cash                                   $  9,223,365      $ 15,203,684
                                                                               ============      ============


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)






                                                                           Unitholders' Capital
                                        -------------------------------------------------------------------------------------
                                               Managing Owner            Other Unitholders                   Total
                                        ------------------------     -------------------------     --------------------------
                                          Units         Amount         Units          Amount         Units           Amount
                                        ----------   -----------     ----------    -----------     ----------     -----------
NINE MONTHS ENDED SEPTEMBER 30, 2003

Balances at
    December 31, 2002                    6,000.000   $ 6,747,480     23,214.940    $26,106,998     29,214.940     $32,854,478
Net income for the nine months
    ended September 30, 2003                           1,064,833                     3,504,840                      4,569,673
Additions                                    0.000             0      1,131.034      1,419,108      1,131.034       1,419,108
Redemptions                             (4,586.420)   (6,000,000)    (1,964.955)    (2,473,869)    (6,551.375)     (8,473,869)
Offering costs                                           (21,166)                     (198,161)                      (219,327)
                                        ----------   -----------     ----------    -----------     ----------     -----------
Balances at
    September 30, 2003                   1,413.580   $ 1,791,147     22,381.019    $28,358,916     23,794.599     $30,150,063
                                       ===========   ===========     ==========    ===========     ==========     ===========


NINE MONTHS ENDED SEPTEMBER 30, 2002

Balances at
    December 31, 2001                    6,000.000    $5,841,866     13,016.882    $12,673,815     19,016.882     $18,515,681
Net income for the nine months
    ended September 30, 2002                           1,121,900                     3,508,840                      4,630,740
Additions                                    0.000             0      7,693.304      7,774,145      7,693.304       7,774,145
Redemptions                                  0.000             0       (379.330)      (386,942)      (379.330)       (386,942)
Offering costs                                           (41,026)                     (112,429)                      (153,455)
                                        ----------   -----------     ----------    -----------     ----------     -----------
Balances at
    September 30, 2002                   6,000.000    $6,922,740     20,330.856    $23,457,429     26,330.856     $30,380,169
                                       ===========    ==========     ==========    ===========     ==========     ===========



    Net Asset Value Per Managing Owner and Other Unitholder Unit
  -----------------------------------------------------------------
  September 30,     December 31,      September 30,    December 31,
      2003              2002              2002             2001
  -------------     ------------      -------------    ------------
   $1,267.10         $1,124.58         $1,153.79         $973.64
   =========         =========         =========         =======




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

         C.   Method of Reporting

              The Trust's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Trust's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions and other trading fees paid directly to the broker are included in "brokerage fee" and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

         E.   Offering Costs

              Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust's month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders' capital. The Trust is only liable for payment of offering costs on a monthly basis. At September 30, 2003, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $14,793.

              The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

              If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At September 30, 2003, the amount of unreimbursed offering costs incurred by Campbell & Company is $1,017,760.

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 2.  MANAGING OWNER AND COMMODITY TRADING ADVISOR (CONTINUED)

         The Trust pays a monthly brokerage fee of 1/12 of 2.85% (2.85% annualized) of month-end net assets to Campbell & Company and approximately $6 per round turn to the broker for execution and clearing costs. Such costs are limited to 3.5% of average month-end net assets per year. From the 2.85% fee, a portion (0.35%) is used to compensate selling agents for administrative services and a portion (2.5%) is retained by Campbell & Company for trading and management services rendered. During the nine months ended September 30, 2003 and 2002, the amounts paid directly to the broker and interbank market maker were $57,590 and $99,497, respectively. During the three months ended September 30, 2003 and 2002, the amounts paid directly to the broker and interbank market marker were $19,337 and $28,923, respectively.

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

         The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker at September 30, 2003 and December 31, 2002 were $20,481,991 and $15,979,020, respectively, which equals 68% and 49% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2003 and December 31, 2002 was $8,025,870 and $8,287,188,
         respectively, which equals 27% and 25% of Net Asset Value, respectively.

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

         The unrealized gain (loss) on open futures and forward contracts is comprised of the following:


                                        Futures Contracts                    Forward Contracts
                                        (exchange traded)                  (non-exchange traded)
                                 -------------------------------      -------------------------------
                                 September 30,      December 31,      September 30,      December 31,
                                     2003               2002              2003               2002
                                 -------------     -------------      -------------      ------------

   Gross unrealized gains        $    112,243      $    573,482       $  3,488,148        $ 2,292,568
   Gross unrealized losses           (949,306)         (176,504)        (1,964,831)        (1,921,106)
                                --------------    -------------       -------------      ------------
   Net unrealized gain (loss)    $   (837,063)     $    396,978       $  1,523,317       $    371,462
                                 =============     ============       ============       ============

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Open contracts generally mature within three months; as of September 30, 2003, the latest maturity date for open futures contracts is September 2004, and the latest maturity date for open forward contracts is December 2003. However, the Trust intends to close all contracts prior to maturity.

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


Note 8.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of September 30, 2003, including the September 30, 2003 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2003 and 2002, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 9.  FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                                      Three months ended           Nine months ended
                                                                         September 30,               September 30,
                                                                 ---------------------------  --------------------------
                                                                     2003          2002          2003           2002
                                                                  (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                                  -----------   -----------   -----------    -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)


Net asset value per unit at beginning of period                  $ 1,306.82     $ 1,002.45     $ 1,124.58    $  973.64
                                                                 ----------     ----------     ----------    ---------
Income (loss) from operations:
       Net realized and change in unrealized gain (loss)
           from trading (2), (3)                                     (30.35)        193.44         208.77       237.23
       Expenses net of interest income (1), (3)                       (6.52)        (39.52)        (57.55)      (50.20)
                                                                 ----------     ----------     ----------    ---------
              Total income (loss) from operations                    (36.87)        153.92         151.22       187.03
                                                                 ----------     ----------     ----------    ---------
Offering costs (3)                                                    (2.85)        (2.58)          (8.70)       (6.88)
                                                                 ----------     ----------     ----------    ---------
Net asset value per unit at end of period                        $ 1,267.10     $1,153.79      $ 1,267.10    $1,153.79
                                                                 ==========     =========      ==========    =========
TOTAL RETURN (4)                                                      (3.04)%       15.10%          12.67%       18.50%
                                                                 ==========     =========      ==========    =========
SUPPLEMENTAL DATA
Ratios to average net asset value:
       Expenses prior to performance fee (1), (5)                     (3.02)%      (3.18)%         (3.14)%      (3.11)%
       Performance fee (5)                                             0.00 %     (12.96)%         (4.09)%      (5.11)%
                                                                 ----------     ----------     ----------    ---------
              Total expenses (1), (5)                                 (3.02)%     (16.14)%         (7.23)%      (8.22)%
                                                                 ==========     =========      ==========    =========
       Expenses net of interest income (1), (5), (6)                  (2.05)%      (1.45)%         (2.04)%      (1.46)%
                                                                 ==========     =========      ==========    =========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Alternative Asset Trust's (the "Trust") Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $24,748,772 have been accepted during the continuing offering period as of September 30, 2003. Redemptions over the same time period total $17,852,810. The Trust commenced operations on October 1, 2001.

Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities are stated at cost plus accrued interest, which approximates market value. For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the number of outstanding Units.

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

The entire offering proceeds, without deductions, will be credited to the Trust's bank and brokerage accounts for the purpose of engaging in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing U.S. government securities with the futures broker and the foreign exchange dealers. In this way, substantially all (i.e., 95% or more) of the Trust's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities. Investors should note that maintenance of the Trust's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Trust receives all interest earned on its assets.

Approximately 10% to 30% of the Trust's assets will be committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Trust's assets will be deposited with Deutsche Bank AG or ABN AMRO Bank, N.V., Chicago Branch, in order to initiate and maintain currency forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such foreign exchange dealer is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the foreign exchange dealers. The remaining 40% to 80% of the Trust's assets will normally be invested in cash equivalents such as U.S. Treasury bills and held by the futures broker or the foreign exchange dealers.

The Trust's assets are not and will not be, directly or indirectly, commingled with the property of any other person by Campbell & Company nor invested with or loaned to Campbell & Company or any affiliated entities.

RESULTS OF OPERATIONS

The return for the nine months ended September 30, 2003 and 2002 was 12.67% and 18.50%, respectively. Of the 2003 increase, approximately 18.15% was due to trading gains (before commissions), approximately 0.83% was due interest income offset by approximately 6.31% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 18.15% trading loss by sector is as follows:


SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Currencies                                                   14.59%

Energy                                                        1.67

Stock Indices                                                 1.52

Interest Rates                                                0.87

Agricultural                                                  0.02

Metals                                                       (0.52)
                                                            ------
                                                             18.15%
                                                            ======


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

The Trust's performance for July was negative due to significant price reversals in the Trust's largest positions. The U.S. Dollar's strong rally caused losses in the Trust's currency and cross rate sectors. In addition, the sudden sharp sell-off in long-term bonds resulted in losses in the Trust's long positions. These losses were partially offset by gains in the Trust's long equity index positions as investor confidence grew in the economic recovery and the potential for improved growth.

The stock indices sector was the best performing sector for the month of August as the U.S. equity markets posted their sixth straight month of gains. Much of this was attributed to improving consumer confidence, federal tax cuts and increased defense spending. The energy sector contributed positive returns as crude oil remained above the thirty-dollar level on continuing supply concerns. Also, the Trust's short positions in the Japanese Government Bond provided a significant portion of the month's gains.

In September, the currency sector was the only significantly positive sector as short U.S. Dollar positions benefited from continued weakness in the U.S. Dollar. After showing positive returns for most of the month, sudden reversals in the fixed income, equity and energy markets washed out the gains in the currency sector and put the Trust's portfolio into negative territory late in the month. The Trust finished the 3rd quarter with a negative return, but was positive year-to-date.

2002

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


OFF-BALANCE SHEET RISK

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust's trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, Inc., the managing owner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Trust. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company trades for the Trust only with those counterparties which it believes to be creditworthy. All positions of the Trust are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Trust.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Trust invests in futures and forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period.


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

         Value at Risk as calculated herein may not be comparable to similarly titled measures used by others.

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of September 30, 2003 and December 31, 2002 and the trading gains/losses by market category for the nine months ended September 30, 2003 and the year ended December 31, 2002. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of September 30, 2003 and December 31, 2002, the Trust's total capitalization was approximately $30.2 million and $32.9 million, respectively.

                               SEPTEMBER 30, 2003
                               ------------------

                                        % OF TOTAL             TRADING
MARKET SECTOR      VALUE AT RISK      CAPITALIZATION          GAIN/(LOSS)*
-------------      -------------      --------------          ------------
Currencies         $1,282,000              4.25%                 14.59 %
Stock Indices      $  818,000              2.71%                  1.52 %
Energy             $  560,000              1.86%                  1.67 %
Interest Rates     $  385,000              1.28%                  0.87 %
Metals             $    8,000              0.03%                 (0.52)%
Agricultural       $        0              0.00%                  0.02 %
                   ----------             -----                  ------
   Total           $3,053,000             10.13%                 18.15 %
                   ==========             =====                  ======

* - Of the 12.67% return for the nine months ended September 30, 2003, approximately 18.15% was due to trading gains (before commissions), approximately 0.83% was due interest income offset by approximately 6.31% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust.

                                DECEMBER 31, 2002
                                -----------------

                                        % OF TOTAL              TRADING
MARKET SECTOR      VALUE AT RISK      CAPITALIZATION*         GAIN/(LOSS)*
-------------      -------------      --------------          ------------
Currencies         $  878,000              3.44%                  5.81 %
Energy             $  622,000              2.44%                 (1.64)%
Interest Rates     $  382,000              1.50%                 15.12 %
Stock Indices      $  221,000              0.87%                  3.58 %
Metals             $   68,000              0.27%                 (0.41)%
Agricultural       $   62,000              0.24%                 (0.37)%
                   ----------             -----                  ------
   Total           $2,233,000              8.76%                 22.09 %
                   ==========             =====                  ======

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

     The following were the primary trading risk exposures of the Trust as of September 30, 2003, by market sector.


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

Stock Indices

     The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of September 30, 2003, the Trust's primary exposures were in the S&P 500 (USA), DAX (Germany), NASDAQ (USA), FTSE (U.K.), IBEX (Spain), Euro STOXX 50 and Nikkei (Japan) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

     The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of September 30, 2003, crude oil, heating oil and natural gas are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

     The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Trust's portfolio during the nine months ended September 30, 2003.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

     The following were the only non-trading risk exposures of the Trust as of September 30, 2003.

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

Item 4.   Submissions of Matters to a vote of Security Holders.

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits

          Exhibit Number     Description of Document
          --------------     -----------------------
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


                             CAMPBELL ALTERNATIVE ASSET TRUST
                             (Registrant)

                                By:  Campbell & Company, Inc.
                                     Managing Owner




Date: November 13, 2003         By:  /s/Theresa D. Becks
                                     ---------------------
                                     Theresa D. Becks
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


                                       E 1