Form 10-K
period 2003-12-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2004-03-24
CIK 1114485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

[X]        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2003
                       Commission File Number 0-33311 and
                                     2-84126

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to __________

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     52-2238521
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

   210 W. PENNSYLVANIA AVENUE
        TOWSON, MARYLAND                                  21204
   --------------------------               ------------------------------------

       Registrant's telephone number, including area code: (410) 296-3301

        Securities registered pursuant to Section 12 (b) of the Act: NONE

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

Yes [ ] No [X]

The Registrant has no voting stock. As of December 31, 2003 there were 23,824.615 Units of Beneficial Interest issued and outstanding.

Total number of pages 36. Consecutive page numbers on which exhibits commence:
5.

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
                                     PART I

    ITEM 1.    BUSINESS.......................................................................       1-2

    ITEM 2.    PROPERTIES.....................................................................         2

    ITEM 3.    LEGAL PROCEEDINGS..............................................................         3

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................         3

                                     PART II

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........         3

    ITEM 6.    SELECTED FINANCIAL DATA........................................................       3-4

    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS....................................................................      4-11

    ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................     11-16

    ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................        16

    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE....................................................................        16

    ITEM 9A.   CONTROLS AND PROCEDURES .......................................................        16

                                    PART III

    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................     16-18

    ITEM 11.   EXECUTIVE COMPENSATION.........................................................        18

    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                STOCKHOLDER MATTERS...........................................................        19

    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................        19

    ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................     19-20

                                     PART IV

    ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K..............     20-21

SIGNATURES

CERTIFICATIONS

DOCUMENTS INCORPORATED BY REFERENCE - Prospectus dated December 31, 2002 included within the Registration Statement on Post-Effective Amendment No.2 to Form S-1 (File No. 333-74014), incorporated by reference into Parts I, II, III and IV.

                                     PART I

ITEM 1.           BUSINESS

         Campbell Alternative Asset Trust (the "Registrant" or the "Trust") is a Trust which was formed on May 3, 2000 under the Delaware Business Trust Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures and forward markets. Specifically, the Trust trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agricultural values. The trustee of the Trust is Wachovia Trust Company, National Association (the "Trustee") (formerly known as First Union Trust Company, National Association), a national banking association. The managing owner and trading advisor of the Registrant is Campbell & Company, Inc. ("Campbell & Company"). The Registrant's operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.

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

         Units were offered to the public until Campbell & Company terminated the continuing offering to the public effective October 29, 2002. The current offering is only available to the Campbell & Company, Inc. 401 (k) Plan.

         A total of $40,910,745 has been raised in the initial and continuing offering periods through December 31, 2003.

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

REGULATION

         Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association (the "NFA"), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," and "commodity trading advisors," such as Campbell & Company, and commodity brokers or "futures commission merchants," such as the

Registrant's commodity broker, to be registered and to comply with various reporting and recordkeeping requirements. Campbell & Company and the Registrant's commodity broker are members of the NFA. The CFTC may suspend a commodity pool operator's or commodity trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Campbell & Company's registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Campbell & Company would be unable to continue to manage the business of the Registrant. Should Campbell & Company's registration be suspended, termination of the Registrant might result.

         In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Registrant, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Registrant also trades in dealer markets for forward contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Registrant trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.

OPERATIONS

         A description of the business of the Registrant, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Prospectus under "Summary," "The Risks You Face, " "Campbell & Company, Inc.," "Conflicts of Interest" and "Charges to the Trust," and such description is incorporated herein by reference from the Prospectus.

         The Registrant conducts its business in one industry segment, the speculative trading of futures and forward contracts. The Registrant is a market participant in the "managed futures" industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include
(a) pool operators, which conduct and manage all aspects of trading funds (except trading decisions), such as the Registrant, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.

         The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. Beginning in January 2003, Campbell & Company began utilizing its Financial, Metal and Energy Large Portfolio in trading the Registrant's assets. Prior to January 2003, all of the Trust's assets were allocated to the Global Diversified Large Portfolio which is concentrated in the financial markets, such as interest rates, foreign exchange and stock indices, as well as metals, energy and agricultural. The Financial, Metal and Energy Large Portfolio trades the same forward and futures markets as the Global Diversified Large Portfolio, except it does not trade the agricultural markets. As of March 2004, the Trust's assets are allocated to the different market sectors in approximately the following manner: 47% to currencies, 34% to interest rates, 13% to stock indices, 5% to energy products and 1% to metals. The contracts traded by the Registrant will fluctuate from time to time.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2003, there were 350 Unitholders in the Registrant and 23,824.615 Units of Beneficial Interest outstanding.

         Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

         The Registrant has no securities authorized for issuance under equity compensation plans.

ITEM 6.           SELECTED FINANCIAL DATA

         The following summarized financial information is for the years ended December 31, 2003, 2002 and 2001, and for the period May 3, 2000 (inception) through December 31, 2000.

                                                                                             For the Period Ended
                                               For the Years Ended December 31,                   December 31,
                                             2003             2002             2001                   2000
                                         ------------     ------------     ------------      --------------------
Total Assets                             $ 33,165,538     $ 34,524,465     $ 18,595,332             $ 2,000
Total Unitholders' Capital                 32,821,418       32,854,478       18,515,681               2,000
Total Trading (Loss)
    (includes brokerage commissions)        9,269,009        4,996,237         (357,199)                  0
Net Income (Loss)                           7,263,843        3,761,201         (422,955)                  0
Net Income (Loss) Per Managing
    Owner and Other Unitholder Unit*           292.55           161.99           (24.79)               0.00
Increase (Decrease) in Net Asset
    Value per Managing Owner and
    Other Unitholder Unit                      253.05           150.94           (26.36)               0.00

* Based on weighted average number of units outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2003 and 2002.

                                  1st Qtr.          2nd Qtr.          3rd Qtr.         4th Qtr.
                                    2003             2003               2003            2003
                               -------------     -------------     -------------    -------------
Total Trading Gain (Loss)
  (includes brokerage
  commissions)                 $   4,900,559     $   1,842,889     $    (723,618)   $   3,249,179
Net Income (Loss)                  4,072,674         1,376,343          (879,344)       2,694,170
Net Income (Loss)
  per Managing Owner
  and Other Unitholder
  Unit *                              147.44             57.11            (36.84)          113.55
Increase (Decrease) in
  Net Asset Value per
  Managing Owner and
  Other Unitholder Unit               128.58             53.66            (39.72)          110.53
Net Asset Value per
  Managing Owner and
  Other Unitholder Unit
  at the End of the Period          1,253.16          1,306.82          1,267.10         1,377.63

                                  1st Qtr.          2nd Qtr.          3rd Qtr.         4th Qtr.
                                    2002             2002               2002            2002
                               -------------     -------------     -------------    -------------
Total Trading Gain (Loss)
  (includes brokerage
  commissions)                 $    (735,107)    $   1,776,347     $   4,708,634    $    (753,637)
Net Income (Loss)                   (802,423)        1,692,027         3,741,136         (869,539)
Net Income (Loss)
  per Managing Owner
  and Other Unitholder
  Unit *                              (40.04)            75.69            152.82           (33.44)
Increase (Decrease) in
  Net Asset Value per
  Managing Owner and
  Other Unitholder Unit               (41.85)            70.66            151.34           (29.21)
Net Asset Value per
  Managing Owner and
  Other Unitholder Unit
  at the End of the Period            931.79          1,002.45          1,153.79         1,124.58

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

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust's significant accounting policies are described in detail in Note 1 of the Financial Statements.

         The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward contracts which are traded in the inter-bank market).

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

         The entire offering proceeds, without deductions, will be credited to the Trust's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Trust's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.

         Approximately 10% to 30% of the Trust's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Trust's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Trust's assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

         The Trust's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.

RESULTS OF OPERATIONS

The returns for the years ended December 31, 2003 and 2002 and for the period October 1 (inception of trading) through December 31, 2001 were 22.50%, 15.50% and (2.64)%, respectively.

2003

For the 2003 increase of 22.50%, approximately 30.03% was due to trading gains (before commissions) and approximately 1.04% was due to interest income, offset by approximately 8.57% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 30.03% trading gain by sector is as follows:

SECTOR                                    % GAIN (LOSS)
------                                    -------------
Currencies                                    26.99%

Stock Indices                                  5.76

Energy                                         0.06

Agriculture                                    0.02

Metals                                        (0.33)

Interest Rates                                (2.47)
                                             ------
                                              30.03%
                                             ======

The long-term trends that created opportunity for the Trust in 2002 continued in January 2003, in which profits were earned in every sector. However, the environment was one where a single event, the prospect of war with Iraq, was driving the Trust's whole portfolio. While the Trust's systematic and disciplined trading strategies continued to keep it engaged, leverage was subsequently decreased to protect against significant losses which could result from potential sharp and extended reversals in core positions.

The Trust was positive again in February with metals being the only negative sector. Strong momentum in energy, fixed income, currencies and stock indices continued, largely as a result of the troubled global geopolitical outlook. In order to mitigate the risk of potential sharp reversals in trends, the Trust maintained a lower-than-normal level of leverage during the month.

The long awaited market reversal occurred in March. Initially, energy, precious metals and fixed income markets all sold off sharply, while equities and the U.S. Dollar rallied. Several days into this correction, these markets all sold off suddenly, as hopes of a quick victory in Iraq subsided. With significantly reduced leverage, the losses the Trust sustained were relatively modest, giving the Trust a positive first quarter.

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

In May, the uncertainty that remained in April dominated the markets the Trust trades and led to another positive month. While corporate earnings looked stronger, unemployment, overcapacity and the ongoing threat of terrorism still loomed large over the global financial markets. The US dollar weakened further against the other major currencies, despite the concern expressed by the United States' trade partners over the impact this would have on global trade. Interest rates were the best performing sector for the Trust, particularly at the long end of the yield curve, where higher prices reflected lower rates. Currency contracts were also strongly positive, while losses in the energy and stock index sectors offset some of those gains.

Even with a negative result for June, the Trust finished the first half of 2003 with a double-digit return. Long-term interest rates lost value as yield curves steepened, particularly the Japanese government bond. Short-term interest rates and stock index sectors contributed very modest gains for the month, while all other sectors contributed losses. While the global economy was looking better than it had for several years, many substantive uncertainties remained.

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

In September, the currency sector was the only significantly positive sector as short U.S. Dollar positions benefited from continued weakness in the U.S. Dollar. After showing positive returns for most of the month, sudden reversals in the fixed income, equity and energy markets washed out the gains in the currency sector and put the Trust's portfolio into negative territory late in the month. The Trust finished the 3rd quarter with a negative return, but was positive year-to-date through September.

The Trust began the fourth quarter on a positive note with a majority of the gain coming from the currencies and stock indices sectors. The continued but orderly decline of the U.S. Dollar against the other major currencies provided good trending opportunities during October, but an unexpectedly sharp decline in the Yen at the end of the month took away some of the profits earned earlier. The performance of the currency cross rates, interest rates and energy sectors all resulted in losses for the month. The energy markets were particularly volatile, with natural gas prices whipsawing on shifting weather predictions, while crude oil declined sharply from the high end of its recent trading range.

November was a positive month for the Trust. The currencies and stock indices sectors provided good profits, which were partially offset by losses in the cross currency, energy and interest rate sectors. As global equity prices continued to strengthen, the U.S. dollar weakened, reaching 10 and 5 year lows against the Canadian dollar and Sterling, respectively, while the Euro made an all time high late in the month. Paradoxically strong U.S. economic indicators encouraged a positive outlook, with a strong retail sales and a 20-year high in manufacturing. Global economic data was also encouraging, particularly that coming out of Asia.

The trends of the falling U.S. dollar and the rise in global equity indices prevalent in the second half of 2003 continued in December and left the Trust with a gain for the month. These trends were also responsible for most of the gains for the year.

2002

For the 2002 increase of 15.50%, approximately 22.09% was due to trading gains (before commissions) and approximately 1.61% was due to interest income, offset by approximately 8.20% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 22.09% trading gain by sector is as follows:

SECTOR                                    % GAIN (LOSS)
------                                    -------------
Interest Rates                                15.12%

Currencies                                     5.81

Stock Indices                                  3.58

Agricultural                                   (.37)

Metals                                         (.41)

Energy                                        (1.64)
                                             ------
                                              22.09%
                                             ======

During January, the Enron and Global Crossing bankruptcies took a toll on the U.S. equities markets that were already under pressure and resulted in a stumbling start to the New Year, as layoffs, earnings restatements and revenue declines continued to dominate the business news. Internationally, the Japanese economy continued to deteriorate, while the full extent of any Argentinean contagion was yet to be acknowledged in Brazil or other parts of South America. On the positive side, U.S. consumer spending continued to be robust. The Trust posted a small loss for January, largely as a result of volatility in the global currency markets. Energy and short stock index positions contributed small gains.

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

March was a mixed month in which positive performance in the energy and interest rate sectors were more than offset by losses in stock indices and currencies, which made up a substantial part of the Trust's portfolio. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Trust was maintaining a short position. Energy was the strongest performing sector profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and Hang Seng indices as Asian equities rallied. The overall loss for the month occurred independently of the equity and bond markets demonstrating the volatility reducing effect of blending assets whose returns are largely uncorrelated.

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

The Trust's positive performance continued in July, posting similar numbers as June. This was the third consecutive month of positive performance and was mainly attributable to profits in short stock indices and long interest rate positions. These gains were reduced by small negative performances in metals, currencies and cross rates as the dollar strengthened against other major currencies, again rising above parity with the Euro.

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

September was the fifth consecutive month of positive returns for the Trust, as traditional investment strategies continued to struggle. Profits were earned in the stock indices, interest rates and energy sectors, offset by losses in the currency sector. Further reports of corporate governance and accounting failures, the possibility of an unpopular war in the Middle East, rising jobless claims, disappointing earnings and a gloomy retail outlook were compounded by high energy prices and systemic instability in Japan and Brazil. In this time of global economic weakness and uncertainty, the Trust's ability to trade both the long and short side of a diverse portfolio of international markets proved to be a beneficial tool.

Many of the trends that had been so profitable for the Trust over the preceding five months reversed during October, resulting in losses in interest rates, equity indices and precious metals. The US dollar weakened on unfavorable Gross Domestic Product news and caused losses in the currency sector. US equities surprised the market by turning their second best month since 1997. As the US struggled with the United Nations over Iraq, energy prices sold off sharply, making this the Trust's worst performing sector in October.

In October and November, US equity prices rose at a faster pace than any time since 1997. Over this same period, the Trust was defensively positioned against a reversal of the major trends that were profitable for the year, leaving year-to-date gains in the double digits. Performance for November was marginally negative, with gains in currencies offset by losses in interest rates, stock indices and energy.

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

SECTOR                                    % GAIN (LOSS)
------                                    -------------
Currencies                                     4.04 %

Interest Rates                                (4.20)

Stock Indices                                 (2.03)

Metals                                         (.51)

Energy                                         1.02

Agricultural                                   (.22)
                                             -------
                                              (1.90)%
                                             ======

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trust's experience to date (i.e., "risk of ruin"). Risk of ruin is defined to be no more than a 5% chance of losing 20% or more on a monthly basis. In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

Standard of Materiality

         Materiality as used in this section, " Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Trust's market sensitive instruments.

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of December 31, 2003 and 2002 and the trading gains/losses by market category for the years ended December 31, 2003 and 2002. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of December 31, 2003 and 2002, the Trust's total capitalization was approximately $32.8 million and $32.9 million.

                                DECEMBER 31, 2003

                                   % OF TOTAL       TRADING
MARKET SECTOR    VALUE AT RISK   CAPITALIZATION   GAIN/(LOSS)*
--------------   -------------   --------------   ------------
Currencies       $   1,464,000        4.46%              26.99 %
Interest Rates       1,343,000        4.09%              (2.47)%
Stock Indices        1,282,000        3.91%               5.76 %
Energy                 324,000        0.99%               0.06 %
Metals                   7,000        0.02%              (0.33)%
Agricultural                 0        0.00%               0.02 %
                 -------------       -----        ------------
   Total         $   4,420,000       13.47%              30.03 %
                 =============       =====        ============

* - Of the 22.50% return for the year ended December 31, 2003, approximately 30.03% was due to trading gains (before commissions) and approximately 1.04% was due to interest income, offset by approximately 8.57% due to brokerage fees, performance fees and operating and offering costs borne by the Trust.

                                DECEMBER 31, 2002

                                   % OF TOTAL       TRADING
MARKET SECTOR    VALUE AT RISK   CAPITALIZATION*  GAIN/(LOSS)**
--------------   -------------   ---------------  -------------
Currencies       $     878,000        3.44%               5.81 %
Energy                 622,000        2.44%              (1.64)%
Interest Rates         382,000        1.50%              15.12 %
Stock Indices          221,000        0.87%               3.58 %
Metals                  68,000        0.27%              (0.41)%
Agricultural            62,000        0.24%              (0.37)%
                 -------------       -----        ------------
   Total         $   2,233,000        8.76%              22.09 %
                 =============       =====        ============

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

         The following were the primary trading risk exposures of the Trust as of December 31, 2003, by market sector.

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

Stock Indices

         The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are limited to futures on broadly based indices. As of December 31, 2003, the Trust's primary exposures were in the DAX (Germany), Euro STOXX 50, FTSE (U.K.), S&P 500 (USA), NASDAQ (USA) and IBEX (Spain) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

         The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of December 31, 2003, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Trust's portfolio during 2003.

Agricultural

         Since January 2003, the Trust no longer trades in agricultural contracts.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Trust as of December 31, 2003.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements meeting the requirements of Regulation S-X appear beginning on Page 23 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.          CONTROLS AND PROCEDURES

         Campbell & Company, Inc., the managing owner of the Trust, with the participation of the managing owner's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the managing owner's internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

THERESA D. BECKS, born in 1963, joined Campbell & Company in June 1991 and has served as the CHIEF FINANCIAL OFFICER and TREASURER since 1992, and SECRETARY and a DIRECTOR since 1994. In addition to her role as CFO, Ms. Becks also oversees administration, compliance and trade operations. Ms. Becks is currently a member of the Board of Directors of the Managed Funds Association. From 1987 to 1991, she was employed by Bank Maryland Corp, a publicly held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks is an Associated Person of Campbell & Company.

D. KEITH CAMPBELL, born in 1942, has served as the CHAIRMAN OF THE BOARD OF DIRECTORS of Campbell & Company since it began operations, was President until 1994, and was Chief Executive Officer until 1997. Mr. Campbell is the majority voting stockholder of Campbell & Company. From 1971 to 1978, he was a registered representative of a futures commission merchant. Mr. Campbell has acted as a commodity trading advisor since 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Fund. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell is an Associated Person of Campbell & Company.

WILLIAM C. CLARKE, III, born in 1951, joined Campbell & Company in June 1977 and has served as an EXECUTIVE VICE PRESIDENT since 1991 and a DIRECTOR since 1984. Mr. Clarke holds a B.S. in Finance from Lehigh University where he graduated in 1973. Mr. Clarke currently oversees all aspects of research, which involves the development of proprietary trading models and portfolio management methods. Mr. Clarke is an Associated Person of Campbell & Company.

BRUCE L. CLELAND, born in 1947, joined Campbell & Company in January 1993 and has served as PRESIDENT and a DIRECTOR since 1994, and CHIEF EXECUTIVE OFFICER since 1997. Mr. Cleland has worked in the international derivatives industry since 1973, and has owned and managed firms engaged in global clearing, floor brokerage, trading and portfolio management. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Funds Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.

KEVIN M. HEERDT, born in 1958, joined Campbell & Company in March 2003 as Executive Vice President-Research and was appointed EXECUTIVE VICE PRESIDENT-RESEARCH AND INFORMATION TECHNOLOGY in November 2003. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies, as well as providing managerial oversight of the information technology team. From February 2002 to March 2003, he was self-employed through Integrity Consulting. Previously, Mr. Heerdt worked for twelve years at Moore Capital Management, Inc., where he was a Director until 1999, and a Managing Director from 2000 to 2002. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt is an Associated Person of Campbell & Company.

JAMES M. LITTLE, born in 1946, joined Campbell & Company in April 1990 and has served as EXECUTIVE VICE PRESIDENT-BUSINESS DEVELOPMENT and a DIRECTOR since 1992. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From 1989 to 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. From 1984 to 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.

CRAIG A. WEYNAND, born in 1969, joined Campbell & Company in October 2003 as VICE PRESIDENT and has served as GENERAL COUNSEL since November 2003. In this capacity, he is involved in all aspects of legal affairs and regulatory oversight, as well as managerial oversight of trade operations. From May 1990 to September 2003, Mr. Weynand was employed by Morgan Stanley, serving as Senior Trader for Morgan Stanley Futures and Currency Management Inc., a commodity trading advisor, until 1998 and as Vice President - Director of Product Origination & Analysis for the Morgan Stanley Managed Futures Department until his departure. Mr. Weynand holds a B.S. in International Business and Marketing and an M.B.A. in Economics from New York University, and a J.D. from the Fordham University School of Law. Mr. Weynand is a member of the New York State Bar and serves on the Government Relations Committee of the Managed Funds Association. Mr. Weynand is an Associated Person of Campbell & Company.

C. DOUGLAS YORK, born in 1958, has been employed by Campbell & Company since November 1992, was appointed a Senior Vice President-Trading in 1997, and has served as EXECUTIVE VICE PRESIDENT-TRADING since 2003. His duties include managing daily trade execution for the assets under Campbell & Company's management. From 1991 to 1992, Mr. York was the Global Foreign Exchange Manager for

Black & Decker. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

RICHARD M. BELL, SENIOR VICE PRESIDENT - TRADING, retired as of January 1, 2004.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant's knowledge, no such forms have been or are required to be filed.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Trust, has determined that Theresa D. Becks qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.

CODE OF ETHICS

Campbell & Company has adopted a code of ethics for its chief executive officer, chief financial officer, controller, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company's corporate secretary, Court Towers Building, 210 West Pennsylvania Ave., Suite 770, Towson, Maryland 21204 or by calling 1-800-698-7235.

ITEM 11.          EXECUTIVE COMPENSATION

         The Registrant is managed by its managing owner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to up to 3.5% of the Registrant's month-end Net Assets per year. From such 3.5% Brokerage Fee, Campbell & Company remits up to 0.65% to the futures broker for execution and clearing costs, and 0.35% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Unitholders. Campbell & Company retains the remaining 2.5% as management fees (2% for providing advisory fees and 0.5% for acting as managing owner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2003, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company. As of December 31, 2003, the following beneficial owners owned more than five percent of the Units:

          Name of Beneficial                Number of Units         Percentage of
                Owner                           Owned                  Trust
                -----                           -----                  -----
Campbell & Company, Inc. 401(k) Plan           8,648.266               36.30%
Campbell & Company, Inc.                       1,413.580                5.93%

         (b) Security Ownership of Management. As of December 31, 2003, Campbell & Company owned 1,413.580 Units of Managing Owner Interest having a value of $1,947,390. Units of Managing Owner Interest will always be owned by Campbell & Company in its capacity as managing owner.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a)  Audit Fees

              The aggregate fees billed for professional services rendered by Arthur F. Bell, Jr. & Associates, L.L.C. ("AFB") for the audit of the Trust's annual financial statements, for review of financial statements included in the Trust's Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2003 and 2002 were $20,595 and $25,863, respectively.

         (b)  Audit Related Fees

              The aggregate fees billed by AFB for the monthly recalculation of the Trust's net asset value for the years ended December 31, 2003 and 2002 were $7,200 and $7,200, respectively.

         (c)  Tax Fees

              The aggregate fees billed by AFB for professional services rendered for the assistance in the preparation and mailing of the Trust's monthly account statements to Unitholders, utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2003 and 2002 were $3,600 and $7,362, respectively. During the years ended December 31, 2003 and 2002, a total of 579 and 195 individual investor K-1s, respectively, were distributed to the Unitholders.

         (d)  All Other Fees

              The aggregate fees and expenses billed by AFB for professional services, and related cost reimbursements for postage, supplies and fulfillment house expenses, rendered for the assistance in the preparation and mailing of the Trust's monthly account statements to Unitholders, utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2003 and 2002 were $6,353 and $5,603, respectively. During the years ended December 31, 2003 and 2002, a total of 5,024 and 3,193 monthly account statements respectively, were distributed to Unitholders.

         (e) The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

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

    3.03 Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Post-Effective Amendment No. 2 to Form S-1 (No. 333-74014) filed on September 4, 2003).

    10.01         Customer Agreement between the Registrant and Paine Webber
                  Incorporated. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No.
                  333-37548) filed on February 26, 2001).

    10.02 Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant's
                  Registration Statement on Post-Effective Amendment No. 2 to
                  Form S-1 (No. 333-74014) filed on September 4, 2003).

    10.03         Escrow Agreement between the Registrant and Mercantile Safe
                  Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No.
                  333-37548) filed on February 26, 2001).

Exhibit Number                       Description of Document
--------------                       -----------------------
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

    31.01 Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange
                  Act of 1934.

    31.02 Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange
                  Act of 1934.

    32.01 Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

    32.02 Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2004.

                               CAMPBELL ALTERNATIVE ASSET TRUST

                               By: CAMPBELL & COMPANY, INC.
                                   Managing Owner

                               By: /s/ Theresa D. Becks
                                   ---------------------------------------------
                                   Theresa D. Becks
                                   Chief Financial Officer, Secretary, Treasurer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 24, 2004.

         Signature                              Capacity

/s/ D. Keith Campbell
---------------------------
 D.Keith Campbell                Chairman of the Board

/s/ William C. Clarke, III
---------------------------
William C. Clarke, III           Executive Vice President and Director

/s/ Bruce L. Cleland
---------------------------
Bruce L. Cleland                 President, Chief Executive Officer and Director

/s/ Theresa D. Becks
---------------------------
Theresa D. Becks                 Chief Financial Officer,  Secretary,
                                 Treasurer and Director

/s/ James M. Little
---------------------------
James M. Little                  Executive Vice President and Director

/s/ C. Douglas York
---------------------------
C. Douglas York                  Executive Vice President and Director

                        CAMPBELL ALTERNATIVE ASSET TRUST

                                  ANNUAL REPORT

                                December 31, 2003

                        CAMPBELL ALTERNATIVE ASSET TRUST

                                TABLE OF CONTENTS

                                                                           PAGES
                                                                           -----
INDEPENDENT AUDITOR'S REPORT                                                  25

FINANCIAL STATEMENTS

Statements of Financial Condition
December 31, 2003 and 2002                                                    26

Condensed Schedule of Investments
December 31, 2003                                                             27

Statements of Operations For the Years
Ended December 31, 2003, 2002 and 2001                                        28

Statements of Cash Flows For the Years
Ended December 31, 2003, 2002 and 2001                                        29

Statements of Changes in Partners' Capital (Net Asset Value)
For the Years Ended December 31, 2003, 2002 and 2001                          30

Notes to Financial Statements                                              31-36

                          INDEPENDENT AUDITOR'S REPORT

To the Unitholders
Campbell Alternative Asset Trust

We have audited the accompanying statements of financial condition of Campbell Alternative Asset Trust as of December 31, 2003 and 2002, including the December 31, 2003 condensed schedule of investments, and the related statements of operations, cash flows and changes in unitholders' capital (net asset value) for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Alternative Asset Trust as of December 31, 2003 and 2002, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
February 26, 2004

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002

                                                             2003            2002
                                                          -----------     -----------
ASSETS
  Equity in broker trading accounts
     Cash                                                 $   968,325     $ 1,776,218
     United States government securities                   19,483,115      15,979,020
     Unrealized gain on open futures contracts                583,469         396,978
                                                          -----------     -----------

            Deposits with broker                           21,034,909      18,152,216

  Cash                                                     11,024,981       8,288,433
  Unrealized gain on open forward contracts                 1,105,648         371,462
  Subscriptions receivable                                          0       7,712,354
                                                          -----------     -----------

            Total assets                                  $33,165,538     $34,524,465
                                                          ===========     ===========

LIABILITIES
  Accounts payable                                        $    23,676     $    22,026
  Brokerage fee                                                50,393          60,705
  Commissions and other trading fees
     on open contracts                                          8,072           6,261
  Performance fee                                             246,065               0
  Offering costs payable                                       15,914          19,170
  Redemptions payable                                               0       1,561,825
                                                          -----------     -----------

            Total liabilities                                 344,120       1,669,987
                                                          -----------     -----------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
  Managing Owner - 1,413.580 and 6,000.000 units
     outstanding at December 31, 2003 and 2002              1,947,390       6,747,480
  Other Unitholders - 22,411.035 and 23,214.940 units
     outstanding at December 31, 2003 and 2002             30,874,028      26,106,998
                                                          -----------     -----------

            Total unitholders' capital
                (Net Asset Value)                          32,821,418      32,854,478
                                                          -----------     -----------

                                                          $33,165,538     $34,524,465
                                                          ===========     ===========

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2003


UNITED STATES GOVERNMENT SECURITIES
                                                                                                  % of Net
 Face Value    Maturity Date   Description                                            Value      Asset Value
 ----------    -------------   -----------                                            -----      -----------
$ 15,000,000      2/05/04      U.S. Treasury Bills                                $ 14,986,583         45.66 %
$  2,500,000      1/08/04      U.S. Treasury Bills                                   2,499,577          7.62 %
$  2,000,000      3/04/04      U.S. Treasury Bills                                   1,996,955          6.08 %
                                                                                  ------------   -----------

             TOTAL UNITED STATES GOVERNMENT SECURITIES
              (COST, INCLUDING ACCRUED INTEREST, - $ 19,483,115)                  $ 19,483,115         59.36 %
                                                                                  ============   ===========

LONG FUTURES CONTRACTS

                                                                                                  % of Net
                               Description                                            Value      Asset Value
                               -----------                                            -----      -----------
                               Energy                                             $    143,959          0.44 %
                               Metals                                                   65,100          0.20 %
                               Stock index                                             470,707          1.43 %
                               Short-term interest rates                                63,901          0.19 %
                               Long-term interest rates                                (89,188)        (0.27)%
                                                                                  ------------   -----------
                               TOTAL LONG FUTURES CONTRACTS                       $    654,479          1.99 %
                                                                                  ------------   -----------
SHORT FUTURES CONTRACTS

                                                                                                  % of Net
                               Description                                            Value      Asset Value
                               -----------                                            -----      -----------
                               Metals                                             $    (32,212)        (0.10)%
                               Short-term interest rates                                 2,277          0.01 %
                               Long-term interest rates                                (41,075)        (0.12)%
                                                                                  ------------   -----------
                               TOTAL SHORT FUTURES CONTRACTS                      $    (71,010)        (0.21)%
                                                                                  ------------   -----------
                               TOTAL FUTURES CONTRACTS                            $    583,469          1.78 %
                                                                                  ============   ===========

FORWARD CURRENCY CONTRACTS

                                                                                                  % of Net
                               Description                                            Value      Asset Value
                               -----------                                            -----      -----------
                               Various long forward currency contracts            $  2,217,724          6.76 %
                               Various short forward currency contracts           $ (1,112,076)        (3.39)%
                                                                                  ------------   -----------
                               TOTAL FORWARD CURRENCY CONTRACTS                   $  1,105,648          3.37 %
                                                                                  ============   ===========

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                   2003             2002             2001
                                                   ----             ----             ----
TRADING GAINS
  Futures trading gains (losses)
     Realized                                   $   719,403      $ 3,372,098      $  (957,880)
     Change in unrealized                           186,491          451,637          (54,659)
     Brokerage commissions                          (63,948)        (107,259)         (21,229)
                                                -----------      -----------      -----------

           Gain (loss) from futures trading         841,946        3,716,476       (1,033,768)
                                                -----------      -----------      -----------

  Forward trading gains (losses)
     Realized                                     7,707,431        1,782,960         (183,057)
     Change in unrealized                           734,186         (490,626)         862,088
     Brokerage commissions                          (14,554)         (12,573)          (2,462)
                                                -----------      -----------      -----------

           Gain from forward trading              8,427,063        1,279,761          676,569
                                                -----------      -----------      -----------

           Total trading gains (losses)           9,269,009        4,996,237         (357,199)
                                                -----------      -----------      -----------

EXPENSES NET OF INTEREST INCOME
  Income
     Interest income                                327,818          383,867           74,626
                                                -----------      -----------      -----------

  Expenses
     Brokerage fee                                  921,985          690,980          120,424
     Performance fee                              1,351,460          870,160              198
     Operating expenses                              59,539           57,763           19,760
                                                -----------      -----------      -----------

           Total expenses                         2,332,984        1,618,903          140,382
                                                -----------      -----------      -----------

           Expenses net of interest income       (2,005,166)      (1,235,036)         (65,756)
                                                -----------      -----------      -----------

           NET INCOME (LOSS)                    $ 7,263,843      $ 3,761,201      $  (422,955)
                                                ===========      ===========      ===========

NET INCOME (LOSS) PER MANAGING OWNER
  AND OTHER UNITHOLDER UNIT
     (based on weighted average number
     of units outstanding during the year)      $    292.55      $    161.99      $    (24.79)
                                                ===========      ===========      ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER MANAGING OWNER AND
  OTHER UNITHOLDER UNIT                         $    253.05      $    150.94      $    (26.36)
                                                ===========      ===========      ===========

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                 2003              2002             2001
                                                                 ----              ----             ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
 Net income (loss)                                           $  7,263,843      $  3,761,201      $   (422,955)
    Adjustments to reconcile net income (loss)
       to net cash from (for) operating activities
           Net change in unrealized                              (920,677)           38,989          (807,429)
           Increase in accounts payable and
              accrued expenses                                    239,214            22,758            66,234
           Net (purchases) of investments
              in United States government securities           (3,504,095)       (7,494,308)       (8,484,712)
                                                             ------------      ------------      ------------

                Net cash from (for) operating activities        3,078,285        (3,671,360)       (9,648,862)
                                                             ------------      ------------      ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
 Addition of units                                              1,759,337        20,154,920        18,994,488
 Decrease (increase) in subscriptions receivable                7,712,354        (7,198,283)         (514,071)
 Redemption of units                                           (8,765,086)       (9,359,119)          (19,822)
 Increase (decrease) in redemptions payable                    (1,561,825)        1,561,825                 0
 Offering costs charged                                          (291,154)         (218,205)          (38,030)
 Increase (decrease) in offering costs payable                     (3,256)            5,753            13,417
                                                             ------------      ------------      ------------

                Net cash from (for) financing activities       (1,149,630)        4,946,891        18,435,982
                                                             ------------      ------------      ------------

Net increase in cash                                            1,928,655         1,275,531         8,787,120

CASH
 Beginning of year                                             10,064,651         8,789,120             2,000
                                                             ------------      ------------      ------------
 End of year                                                 $ 11,993,306      $ 10,064,651      $  8,789,120
                                                             ============      ============      ============

End of year cash consists of:
 Cash in broker trading accounts                             $    968,325      $  1,776,218      $    712,721
 Cash                                                          11,024,981         8,288,433         8,076,399
                                                             ------------      ------------      ------------

                Total end of year cash                       $ 11,993,306      $ 10,064,651      $  8,789,120
                                                             ============      ============      ============

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                 Unitholders' Capital
                               ---------------------------------------------------------------------------------------------
                                     Managing Owner                 Other Unitholders                      Total
                               ---------------------------    -----------------------------    -----------------------------
                                  Units          Amount           Units           Amount           Units           Amount
                                  -----          ------           -----           ------           -----           ------
Balances at
   December 31, 2000                 2.000    $      2,000            0.000    $          0            2.000    $      2,000
Additions                        5,998.000       5,998,000       13,035.882      12,996,488       19,033.882      18,994,488
Net (loss) for the year
   ended December 31, 2001                        (144,735)                        (278,220)                        (422,955)
Redemptions                          0.000               0          (19.000)        (19,822)         (19.000)        (19,822)
Offering costs                                     (13,399)                         (24,631)                         (38,030)
                               -----------    ------------    -------------    ------------    -------------    ------------
Balances at
   December 31, 2001             6,000.000       5,841,866       13,016.882      12,673,815       19,016.882      18,515,681

Net income for the year
   ended December 31, 2002                         961,603                        2,799,598                        3,761,201
Additions                            0.000               0       18,767.321      20,154,920       18,767.321      20,154,920
Redemptions                          0.000               0       (8,569.263)     (9,359,119)      (8,569.263)     (9,359,119)
Offering costs                                     (55,989)                        (162,216)                        (218,205)
                               -----------    ------------    -------------    ------------    -------------    ------------
Balances at
   December 31, 2002             6,000.000       6,747,480       23,214.940      26,106,998       29,214.940      32,854,478
Net income for the year
   ended December 31, 2003                       1,225,355                        6,038,488                        7,263,843
Additions                            0.000               0        1,383.005       1,759,337        1,383.005       1,759,337
Redemptions                     (4,586.420)     (6,000,000)      (2,186.910)     (2,765,086)      (6,773.330)     (8,765,086)
Offering costs                                     (25,445)                        (265,709)                        (291,154)
                               -----------    ------------    -------------    ------------    -------------    ------------
Balances at
   December 31, 2003             1,413.580    $  1,947,390       22,411.035    $ 30,874,028       23,824.615    $ 32,821,418
                               ===========    ============    =============    ============    =============    ============

Net Asset Value Per Managing Owner and Other Unitholder Unit
------------------------------------------------------------
                    December 31,
  2003                  2002                    2001
  ----                  ----                    ----
$1,377.63             $1,124.58               $973.64
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

                  As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At December 31, 2003, the 401 (K) Plan held approximately 36% of the Trust's outstanding units.

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

         C.       Method of Reporting

                  The Trust's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Trust's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions and other trading fees paid directly to the broker are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

         E.       Offering Costs

                  Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust's month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders' capital. The Trust is only liable for payment of offering costs on a monthly basis. At December 31, 2003, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $15,914.

                  The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

                  If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At December 31, 2003, the amount of unreimbursed offering costs incurred by Campbell & Company is $972,637.

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

         G.       Reclassification

                  Certain amounts in the 2002 and 2001 financial statements were reclassified to conform with the 2003 presentation.

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

         The Trust pays a monthly brokerage fee of 1/12 of 2.85% (2.85% annualized) of month-end net assets to Campbell & Company and, effective January 1, 2003, approximately $6 per round turn to the broker for execution and clearing costs. Prior to January 1, 2003, the Trust paid $10 per round turn to the broker for execution and clearing costs. Such costs are limited to 3.5% of average month-end net assets per year. From the 2.85% fee, a portion (0.35%) is used to compensate selling agents for administrative services and a portion (2.5%) is retained by Campbell & Company for trading and management services rendered.

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

         The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker at December 31, 2003 and 2002 was $19,483,115 and $15,979,020, respectively, which equals 59% and 49% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2003 and 2002 was $10,999,058 and $8,287,188, respectively, which equals 34% and 25% of Net Asset Value, respectively. These amounts are included in cash.

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                    Futures Contracts                  Forward Contracts
                                    (exchange traded)                (non-exchange traded)
                                       December 31,                       December 31,
                                  2003             2002             2003             2002
                                  ----             ----             ----             ----
Gross unrealized gains         $   787,909      $   573,482      $ 2,379,878      $ 2,292,568
Gross unrealized losses           (204,440)        (176,504)      (1,274,230)      (1,921,106)
                               -----------      -----------      -----------      -----------

Net unrealized gain (loss)     $   583,469      $   396,978      $ 1,105,648      $   371,462
                               ===========      ===========      ===========      ===========

         Open contracts generally mature within three months; as of December 31, 2003, the latest maturity date for open futures contracts is September 2004, and the latest maturity date for open forward contracts is March 2004. However, the Trust intends to close all contracts prior to maturity.

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

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.  FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2003 and 2002 and for the period October 1, 2001 (commencement of trading) to December 31, 2001. This information has been derived from information presented in the financial statements.

                                                           Year Ended      Year Ended     Period Ended
                                                          December 31,    December 31,    December 31
                                                             2003             2002           2001
                                                             ----             ----           ----
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period           $   1,124.58    $     973.64    $   1,000.00
                                                          ------------    ------------    ------------
Income (loss) from operations:
       Total trading gains (1)                                  345.54          213.53          (20.28)
       Expenses net of interest income (1)                      (80.76)         (53.19)          (3.85)
                                                          ------------    ------------    ------------
              Total income from operations                      264.78          160.34          (24.13)
                                                          ------------    ------------    ------------
Offering costs (1)                                              (11.73)          (9.40)          (2.23)
                                                          ------------    ------------    ------------
Net asset value per unit at end of period                 $   1,377.63    $   1,124.58    $     973.64
                                                          ============    ============    ============
TOTAL RETURN                                                     22.50%          15.50 %         (2.64)%(3)
                                                          ============    ============    ============
SUPPLEMENTAL DATA
Ratios to average net asset value:
       Expenses prior to performance fee                         (3.11)%         (3.14)%         (3.31)%(4)
       Performance fee                                           (4.29)%         (3.65)%         (0.00)%(4)
                                                          ------------    ------------    ------------
              Total expenses                                     (7.40)%         (6.79)%         (3.31)%(4)
                                                          ============    ============    ============
       Expenses net of interest income (2)                       (2.07)%         (1.53)%         (1.55)%(4)
                                                          ============    ============    ============

         Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

         (1) Expenses net of interest income per unit and offering costs per unit are calculated by dividing expenses net of interest income and offering costs by the average number of units outstanding during the period. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

         (2)      Excludes performance fee.

         (3)      Not annualized.

         (4)      Annualized.

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