Form 10-Q
period 2004-03-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2004-05-14
CIK 1114485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                               --------------------   ------------------------

Commission File number:  0-33311

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        --------------------------------
               (Exact name of registrant as specified in charter)

       Delaware                                           52-1823554
----------------------                       ----------------------------------
(State of Organization)                     (IRS Employer Identification Number)

                              Court Towers Building
                          210 West Pennsylvania Avenue,
                            Baltimore, Maryland 21204
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

Yes [ ]      No [X]

                            Total number of Pages: 27

                                                                                                                   PAGE
                                                                                                                   ----
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Statements of Financial Condition as of March 31, 2004 (Unaudited)
                 and December 31, 2003 (Audited)                                                                      3

                 Condensed Schedule of Investments as of March 31, 2004 (Unaudited)
                 and December 31, 2003 (Audited)                                                                    4-5

                 Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (Unaudited)              6

                 Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)              7

                 Statements of Changes in Partners' Capital (Net Asset Value)
                 for the Three Months Ended March 31, 2004 and 2003 (Unaudited)                                       8

                 Notes to Financial Statements (Unaudited)                                                         9-14

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                            15-19

         Item 3. Quantitative and Qualitative Disclosure About Market Risk                                        19-24

         Item 4. Controls and Procedures                                                                             25

PART II - OTHER INFORMATION                                                                                          26

         Item 6. Exhibits and Reports on Form 8-K                                                                    26

SIGNATURES

CERTIFICATIONS

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2004 (Unaudited) and December 31, 2003 (Audited)

                                                                                       March 31,           December 31,
                                                                                         2004                  2003
                                                                                     ------------          ------------
ASSETS
    Equity in broker trading accounts
       Cash                                                                          $  3,463,034          $    968,325
       United States government securities                                             21,230,509            19,483,115
       Unrealized gain on open futures contracts                                          909,467               583,469
                                                                                     ------------          ------------
              Deposits with broker                                                     25,603,010            21,034,909
    Cash                                                                               14,193,029            11,024,981
    Unrealized gain (loss) on open forward contracts                                     (164,047)            1,105,648
                                                                                     ------------          ------------
              Total assets                                                           $ 39,631,992          $ 33,165,538
                                                                                     ============          ============
LIABILITIES
    Accounts payable                                                                 $     19,270          $     23,676
    Brokerage fee                                                                          58,340                50,393
    Commissions and other trading fees
       on open contracts                                                                    9,434                 8,072
    Performance fee                                                                       765,148               246,065
    Offering costs payable                                                                 18,423                15,914
    Redemptions payable                                                                   391,946                     0
                                                                                     ------------          ------------
              Total liabilities                                                         1,262,561               344,120
                                                                                     ------------          ------------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 1,413.580 units
       outstanding at March 31, 2004 and
       December 31, 2003                                                                2,242,998             1,947,390
    Other Unitholders - 22,767.592 and 22,411.035
       units outstanding at March 31, 2004 and
       December 31, 2003                                                               36,126,433            30,874,028
                                                                                     ------------          ------------
              Total unitholders' capital
                 (Net Asset Value)                                                     38,369,431            32,821,418
                                                                                     ------------          ------------
                                                                                     $ 39,631,992          $ 33,165,538
                                                                                     ============          ============

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2004
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES

                   MATURITY                                                                                          % OF NET
 FACE VALUE          DATE            DESCRIPTION                                                      VALUE         ASSET VALUE
 ----------          ----            -----------                                                      -----         -----------
$ 15,000,000      05/06/2004         U.S. Treasury Bill                                            $14,987,021         39.06 %
$  3,750,000      06/03/2004         U.S. Treasury Bill                                              3,743,897          9.76 %
$  2,500,000      04/08/2004         U.S. Treasury Bill                                              2,499,591          6.51 %
                                                                                                   -----------         -----
                                  TOTAL UNITED STATES GOVERNMENT SECURITIES
                                   (COST, INCLUDING ACCRUED INTEREST, - $21,230,509)               $21,230,509         55.33 %
                                                                                                   ===========         =====

LONG FUTURES CONTRACTS

                                                                                                                      % OF NET
                                     DESCRIPTION                                                      VALUE         ASSET VALUE
                                     -----------                                                      -----         -----------
                                     Energy                                                        $      (317)         0.00 %
                                     Stock index                                                        54,007          0.14 %
                                     Short-term interest rate                                          170,741          0.44 %
                                     Long-term interest rate                                           715,788          1.87 %
                                                                                                   -----------          ----
                                     TOTAL LONG FUTURES CONTRACTS                                  $   940,219          2.45 %
                                                                                                   -----------          ----

SHORT FUTURES CONTRACTS

                                                                                                                     % OF NET
                                     DESCRIPTION                                                      VALUE         ASSET VALUE
                                     -----------                                                      -----         -----------
                                     Stock index                                                   $   (33,034)        (0.09)%
                                     Short-term interest rate                                            2,282          0.01 %
                                                                                                   -----------         -----
                                     TOTAL SHORT FUTURES CONTRACTS                                 $   (30,752)        (0.08)%
                                                                                                   -----------         -----
                                     TOTAL FUTURES CONTRACTS                                       $   909,467          2.37 %
                                                                                                   ===========         =====

FORWARD CURRENCY CONTRACTS

                                                                                                                     % OF NET
                                     DESCRIPTION                                                      VALUE         ASSET VALUE
                                     -----------                                                      -----         -----------
                                     Various long forward currency contracts                       $   665,590          1.73 %
                                     Various short forward currency contracts                         (829,637)        (2.16)%
                                                                                                   -----------         -----
                                     TOTAL FORWARD CURRENCY CONTRACTS                              $  (164,047)        (0.43)%
                                                                                                   ===========         =====

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2003
                                    (Audited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                                            % OF NET
  FACE VALUE      MATURITY DATE        DESCRIPTION                                       VALUE             ASSET VALUE
  ----------      -------------        -----------                                       -----             -----------
$    15,000,000      2/05/04           U.S. Treasury Bills                           $  14,986,583           45.66 %
$     2,500,000      1/08/04           U.S. Treasury Bills                               2,499,577            7.62 %
$     2,000,000      3/04/04           U.S. Treasury Bills                               1,996,955            6.08 %
                                                                                     -------------           -----
                 TOTAL UNITED STATES GOVERNMENT SECURITIES
                    (COST, INCLUDING ACCRUED INTEREST, - $19,483,115)                $  19,483,115           59.36 %
                                                                                     =============           =====

LONG FUTURES CONTRACTS

                                                                                                            % OF NET
                                       DESCRIPTION                                       VALUE             ASSET VALUE
                                       -----------                                       -----             -----------
                                       Energy                                        $     143,959            0.44 %
                                       Metals                                               65,100            0.20 %
                                       Stock index                                         470,707            1.43 %
                                       Short-term interest rates                            63,901            0.19 %
                                       Long-term interest rates                            (89,188)          (0.27)%
                                                                                     -------------           -----
                                       TOTAL LONG FUTURES CONTRACTS                  $     654,479            1.99 %
                                                                                     -------------           -----

SHORT FUTURES CONTRACTS

                                                                                                            % OF NET
                                       DESCRIPTION                                       VALUE             ASSET VALUE
                                       -----------                                       -----             -----------
                                       Metals                                        $     (32,212)          (0.10)%
                                       Short-term interest rates                             2,277            0.01 %
                                       Long-term interest rates                            (41,075)          (0.12)%
                                                                                     -------------           -----
                                       TOTAL SHORT FUTURES CONTRACTS                 $     (71,010)          (0.21)%
                                                                                     -------------           -----
                                       TOTAL FUTURES CONTRACTS                       $     583,469            1.78 %
                                                                                     =============           =====

FORWARD CURRENCY CONTRACTS

                                                                                                            % OF NET
                                       DESCRIPTION                                       VALUE             ASSET VALUE
                                       -----------                                       -----             -----------
                                       Various long forward currency contracts       $   2,217,724            6.76 %
                                       Various short forward currency contracts         (1,112,076)          (3.39)%
                                                                                     -------------           -----
                                       TOTAL FORWARD CURRENCY CONTRACTS              $   1,105,648            3.37 %
                                                                                     =============           =====

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                         2004                   2003
                                                                                     ------------            ----------
TRADING GAINS
    Futures trading gains (losses)
       Realized                                                                      $  4,100,092            $2,873,789
       Change in unrealized                                                               325,998              (345,490)
       Brokerage commissions                                                              (21,748)              (15,987)
                                                                                     ------------            ----------
              Gain from futures trading                                                 4,404,342             2,512,312
                                                                                     ------------            ----------
    Forward trading gains (losses)
       Realized                                                                         3,431,035             2,855,100
       Change in unrealized                                                            (1,269,695)             (462,812)
       Brokerage commissions                                                               (2,383)               (4,041)
                                                                                     ------------            ----------
              Gain from forward trading                                                 2,158,957             2,388,247
                                                                                     ------------            ----------
              Total trading gains                                                       6,563,299             4,900,559
                                                                                     ------------            ----------
EXPENSES NET OF INTEREST INCOME
    Income
       Interest income                                                                     83,795                98,420
                                                                                     ------------            ----------
    Expenses
       Brokerage fee                                                                      268,055               252,134
       Performance fee                                                                  1,245,040               662,083
       Operating expenses                                                                  14,776                12,089
                                                                                     ------------            ----------
              Total expenses                                                            1,527,871               926,306
                                                                                     ------------            ----------
              Expenses net of interest income                                          (1,444,076)             (827,886)
                                                                                     ------------            ----------
              NET INCOME                                                             $  5,119,223            $4,072,673
                                                                                     ============            ==========
NET INCOME PER MANAGING OWNER AND
    OTHER UNITHOLDER UNIT
    (based on weighted average number of
    units outstanding during the period)                                             $     213.31            $   147.44
                                                                                     ============            ==========
INCREASE IN NET ASSET VALUE PER
    MANAGING OWNER AND OTHER UNITHOLDER UNIT                                         $     209.12            $   128.58
                                                                                     ============            ==========

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                         2004                   2003
                                                                                     ------------           -----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                                       $  5,119,223           $ 4,072,673
    Adjustments to reconcile net income to net cash
       from (for) operating activities
          Net change in unrealized                                                        943,697               808,302
          Increase in accounts payable and accrued expenses                               523,986               313,146
          Net (purchases) of investments in United States
              government securities                                                    (1,747,394)           (1,498,790)
                                                                                     ------------           -----------

                 Net cash from operating activities                                     4,839,512             3,695,331
                                                                                     ------------           -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                                   1,247,987               961,800
    Decrease in subscriptions receivable                                                        0             7,712,354
    Redemption of units                                                                  (734,548)           (7,046,615)
    Increase (decrease) in redemptions payable                                            391,946            (1,525,712)
    Offering costs charged                                                                (84,649)              (79,622)
    Increase (decrease) in offering costs payable                                           2,509                (3,472)
                                                                                     ------------           -----------

                 Net cash from financing activities                                       823,245                18,733
                                                                                     ------------           -----------

Net increase in cash                                                                    5,662,757             3,714,064

CASH
    Beginning of period                                                                11,993,306            10,064,651
                                                                                     ------------           -----------

    End of period                                                                    $ 17,656,063           $13,778,715
                                                                                     ============           ===========
End of period cash consists of:
    Cash in broker trading accounts                                                  $  3,463,034           $ 4,128,055
    Cash                                                                               14,193,029             9,650,660
                                                                                     ------------           -----------

                 Total end of period cash                                            $ 17,656,063           $13,778,715
                                                                                     ============           ===========

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                    Unitholders' Capital
                                    -----------------------------------------------------------------------------------
                                          Managing Owner             Other Unitholders                  Total
                                    ------------------------     -------------------------     ------------------------
                                      Units         Amount         Units          Amount          Units       Amount
                                    ----------   -----------     ----------    -----------     ----------   -----------
THREE MONTHS ENDED MARCH 31, 2004

Balances at
    December 31, 2003                1,413.580   $ 1,947,390     22,411.035    $30,874,028     23,824.615   $32,821,418

Net income for the three months
    ended March 31, 2004                             300,592                     4,818,631                    5,119,223

Additions                                0.000             0        823.394      1,247,987        823.394     1,247,987

Redemptions                              0.000             0       (466.837)      (734,548)      (466.837)     (734,548)

Offering costs                                        (4,984)                      (79,665)                     (84,649)
                                    ----------   -----------     ----------    -----------     ----------   -----------
Balances at
    March 31, 2004                   1,413.580   $ 2,242,998     22,767.592    $36,126,433     24,181.172   $38,369,431
                                    ==========   ===========     ==========    ===========     ==========   ===========

THREE MONTHS ENDED MARCH 31, 2003

Balances at
    December 31, 2002                6,000.000   $ 6,747,480     23,214.940    $26,106,998     29,214.940   $32,854,478

Net income for the three months
    ended March 31, 2003                           1,036,894                     3,035,779                    4,072,673

Additions                                0.000             0        775.265        961,800        775.265       961,800

Redemptions                         (4,586.420)   (6,000,000)      (855.669)    (1,046,615)    (5,442.089)   (7,046,615)

Offering costs                                       (12,932)                      (66,690)                     (79,622)
                                    ----------   -----------     ----------    -----------     ----------   -----------
Balances at
    March 31, 2003                   1,413.580   $ 1,771,442     23,134.536    $28,991,272     24,548.116   $30,762,714
                                    ==========   ===========     ==========    ===========     ==========   ===========

                                      Net Asset Value Per Managing Owner and Other Unitholder Unit
                                     ---------------------------------------------------------------
                                     March 31,       December 31,        March 31,      December 31,
                                       2004              2003              2003             2002
                                     ---------       ------------        ---------      ------------
                                     $1,586.75       $   1,377.63        $1,253.16      $   1,124.58
                                     =========       ============        =========      ============

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

      E.    Offering Costs

            Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust's month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders' capital. The Trust is only liable for payment of offering costs on a monthly basis. At March 31, 2004, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $18,423.

            The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

            If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At March 31, 2004, the amount of unreimbursed offering costs incurred by Campbell & Company is $921,945.

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

      G.    Reclassification

            Certain amounts in the 2003 financial statements were reclassified to conform with the 2004 presentation.


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

Note 5. OPERATING EXPENSES

            Operating expenses of the Trust are restricted by the Amended and Restated Declaration of Trust and Trust Agreement to 0.40% per annum of the average month-end Net Asset Value of the Trust.

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

            The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker at March 31, 2004 and December 31, 2003 were $21,230,509 and $19,483,115, respectively, which equals 55% and 59% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2004 and December 31, 2003 were $14,073,107 and $10,999,058, respectively, which equals 37% and 34% of Net Asset Value, respectively.

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

            The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                     Futures Contracts                    Forward Contracts
                                     (exchange traded)                  (non-exchange traded)
                                 March 31,       December 31,        March 31,        December 31,
                                   2004             2003               2004               2003
                                   ----             ----               ----               ----
Gross unrealized gains          $1,007,009      $     787,909      $    922,366       $  2,379,878
Gross unrealized losses            (97,542)          (204,440)       (1,086,413)        (1,274,230)
                                ----------      -------------      ------------       ------------
Net unrealized gain (loss)      $  909,467      $     583,469      $   (164,047)      $  1,105,648
                                ==========      =============      ============       ============

            Open contracts generally mature within three months; as of March 31, 2004, the latest maturity date for open futures contracts is December 2004, and the latest maturity date for open forward contracts is June 2004. However, the Trust intends to close all contracts prior to maturity.

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

Note 8. INTERIM FINANCIAL STATEMENTS

            The statement of financial condition as of March 31, 2004, including the condensed schedule of investments, and the statements of operations, cash flows and changes in unitholders' capital (Net Asset Value) for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 9. FINANCIAL HIGHLIGHTS

            The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                                                 Three months ended
                                                                                      March 31,
PER UNIT PERFORMANCE                                                         2004                  2003
(for a unit outstanding throughout the entire period)                     (Unaudited)           (Unaudited)
-----------------------------------------------------                     -----------           -----------
Net asset value per unit at beginning of period                           $  1,377.63           $  1,124.58
                                                                          -----------           -----------
Income (loss) from operations:
     Total trading gains (2), (3)                                              272.82                161.43
     Expenses net of interest income (1), (3)                                  (60.17)               (29.97)
                                                                          -----------           -----------
           Total income (loss) from operations                                 212.65                131.46
                                                                          -----------           -----------
Offering costs (3)                                                              (3.53)                (2.88)
                                                                          -----------           -----------
Net asset value per unit at end of period                                 $  1,586.75           $  1,253.16
                                                                          ===========           ===========
TOTAL RETURN (4)                                                                15.18 %               11.43 %
                                                                          ===========           ===========
SUPPLEMENTAL DATA

Ratios to average net asset value:
     Expenses prior to performance fee (1), (5)                                 (3.17)%               (3.22)%
     Performance fee (4)                                                        (3.48)%               (2.02)%
                                                                          -----------           -----------
           Total expenses                                                       (6.65)%               (5.24)%
                                                                          ===========           ===========
     Expenses, prior to performance fee, net of interest income (1), (5)        (2.23)%               (2.02)%
                                                                          ===========           ===========

            Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

-------------------
(1) Excludes brokerage commissions and other trading fees paid directly to the broker.

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

(4)   Not annualized

(5)   Annualized

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The offering of Campbell Alternative Asset Trust's (the "Trust") Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $26,336,988 have been accepted during the continuing offering period as of March 31, 2004. Redemptions over the same time period total $18,878,575. The Trust commenced operations on October 1, 2001.

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

RESULTS OF OPERATIONS

The returns for the three months ending March 31, 2004 and 2003 were 15.18% and 11.43%, respectively.

2004

For the 2004 year-to-date increase of the 15.18%, approximately 19.52% was due to trading gains (before commissions) and approximately 0.23% was due to interest income, offset by approximately 4.57% due to brokerage fees, performance fees, and operating cost and offering costs borne by the Trust. An analysis of the 19.52% trading gains by sector is as follows:

    SECTOR                                            % GAIN (LOSS)
    ------                                            -------------
Interest Rates                                             11.50%

Currencies                                                  6.56

Energy                                                      1.62

Metals                                                     (0.12)

Stock Indices                                              (0.04)
                                                           -----

                                                           19.52 %
                                                           =====

The year began with the Trust posting a positive return in January despite significant volatility throughout the month. The weak U.S. Dollar continued to drive most global markets, including many that had no apparent or direct connection to the Dollar, and in circumstances such as this, subtle shifts in perception can have a disproportionate impact on prices. The Dollar traded lower throughout the month, which was profitable for the Trust's currency positions. Much of the gain reversed late in the month when markets reacted violently when the Federal Open Market Committee (FOMC) slightly restated its short-term interest rate bias. The interest rate sector was slightly positive despite also having suffered a reversal of earlier gains following the FOMC announcement. The stock index and metals sectors had small losses for the month.

The Trust had a strong positive return in February as the trends that were in place at the end of January persisted. The continued concern over the record U.S. budget deficit and current account imbalance kept downward pressure on the U.S. Dollar and resulted in strong gains in the currency sector. The weak Dollar in return reinforced several related trends, including the continued rise in energy prices, resulting in positive returns in the energy sector. The interest rates sector was also profitable for the month as European interest rate instruments traded higher on diminished rate-cut expectations.

All of the gain for the month of March came from the interest rate sector as U.S. Treasuries continued to trade higher, while a weakening U.S. Dollar also contributed solid returns. The energy sector was moderately positive, while the equity index sector was moderately negative.

2003

The return for the three months ended March 31, 2003 was 11.43%. Of the increase, approximately 14.26% was due to trading gains (before commissions), approximately 0.30% was due interest income offset by approximately 3.13% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 14.26% trading loss by sector is as follows:

   SECTOR                                               % GAIN (LOSS)
   ------                                               -------------
Currencies                                                   7.24%

Energy                                                       4.88

Interest Rates                                               1.87

Stock Indices                                                0.25

Agricultural                                                 0.02

Metals                                                       0.00
                                                            -----

                                                            14.26%
                                                            =====

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

Standard of Materiality

      Materiality as used in this section, "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Trust's market sensitive instruments.

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


THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

      The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of March 31, 2004 and December 31, 2003 and the trading gains/losses by market category for the three months ended March 31, 2004 and the year ended December 31, 2003. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of March 31, 2004 and December 31, 2003, the Trust's total capitalization was approximately $38.4 million and $32.8 million, respectively.

                               MARCH 31, 2004
                -----------------------------------------------
                                   % OF TOTAL        TRADING
MARKET SECTOR   VALUE AT RISK    CAPITALIZATION    GAIN/(LOSS)*
--------------  -------------    --------------    ------------
Currencies      $   1,164,000         3.04%           6.56 %
Interest Rates  $   1,140,000         2.97%          11.50 %
Stock Indices   $     361,000         0.94%          (0.04)%
Energy          $     250,000         0.65%           1.62 %
Metals          $           0         0.00%          (0.12)%
                -------------         ----           -----

   Total        $   2,915,000         7.60%          19.52 %
                =============         ====           =====

* - Of the 15.18% return for the three months ended March 31, 2004, approximately 19.52% was due to trading gains (before commissions), approximately 0.23% was due interest income offset by approximately 4.57% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust.

                               DECEMBER 31, 2003
                -----------------------------------------------
                                   % OF TOTAL        TRADING
MARKET SECTOR   VALUE AT RISK    CAPITALIZATION    GAIN/(LOSS)*
--------------  -------------    --------------    ------------
Currencies      $   1,464,000          4.46%         26.99 %
Interest Rates      1,343,000          4.09%         (2.47)%
Stock Indices       1,282,000          3.91%          5.76 %

Energy                324,000          0.99%          0.06 %
Metals                  7,000          0.02%         (0.33)%
Agricultural                0          0.00%          0.02 %
                -------------         -----          -----

   Total        $   4,420,000         13.47%         30.03 %
                =============         =====          =====

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

      The following were the primary trading risk exposures of the Trust as of March 31, 2004, by market sector.

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

Stock Indices

      The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of March 31, 2004, the Trust's primary exposures were in the DAX (Germany), Nikkei (Japan), Euro STOXX 50 and S&P 500 (USA) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

      The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of March 31, 2004, crude oil and heating oil are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

      The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 1% of the Trust's portfolio during the three months ended March 31, 2004.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

      The following were the only non-trading risk exposures of the Trust as of March 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

Campbell & Company, Inc., the managing owner of the Trust, with the participation of the managing owner's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the managing owner's internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submissions of Matters to a vote of Security Holders.

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

      Exhibit
      Number                       Description of Document
      ------                       -----------------------

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

      (b)   Reports of Form 8-K

            Campbell & Company, Inc., the managing owner of the Trust, filed a Current Report on Form 8-K on March 2, 2004 under Item 5 announcing that it had sent a letter to investors in the Trust describing the challenges relating to investment capacity presently faced by the Trust due to the growth in assets under management of its commodity trading advisor, Campbell & Company, Inc.

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

                                 CAMPBELL ALTERNATIVE ASSET TRUST
                                 (Registrant)

                                      By:   Campbell & Company, Inc.
                                            Managing Owner

Date: May 14, 2004                    By:    /s/Theresa D. Becks
                                           ---------------------
                                            Theresa D. Becks
                                            Chief Financial Officer/Treasurer
                                            /Director

                                  EXHIBIT INDEX

Exhibit Number                      Description of Document                     Page Number
--------------                      -----------------------                     -----------
31.01                      Certification by Chief Executive Officer               E 2- E3
31.02                      Certification by Chief Financial Officer               E 4 -E5
32.01                      Certification by Chief Executive Officer                 E 6
32.02                      Certification by Chief Financial Officer                 E 7

                                       E 1