Form 10-Q
period 2004-06-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2004-08-13
CIK 1114485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File number: 0-33311

                        CAMPBELL ALTERNATIVE ASSET TRUST
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

       Delaware                                          52-1823554
----------------------                      -----------------------------------
(State of Organization)                     (IRS Employer Identification Number)

                              Court Towers Building
                          210 West Pennsylvania Avenue,
                            Baltimore, Maryland 21204
                          -----------------------------
          (Address of principal executive offices, including zip code)

                                 (410) 296-3301
                               ------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [ ]      No [X]

                            Total number of Pages: 28

                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Statements of Financial Condition as of June 30, 2004 (Unaudited)
                 and December 31, 2003 (Audited)                                                           3

                 Condensed Schedule of Investments as of June 30, 2004 (Unaudited)
                 and December 31, 2003 (Audited)                                                         4-5

                 Statements of Operations for the Three Months and Six Months Ended
                 June 30, 2004 and 2003 (Unaudited)                                                        6

                 Statements of Cash Flows for the Six Months Ended
                 June 30, 2004 and 2003 (Unaudited)                                                        7

                 Statements of Changes in Unitholders' Capital (Net Asset Value)
                 for the Six Months Ended June 30, 2004 and 2003 (Unaudited)                               8

                 Notes to Financial Statements (Unaudited)                                              9-14

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                 15-20

         Item 3. Quantitative and Qualitative Disclosure About Market Risk                             20-25

         Item 4. Controls and Procedures                                                                  26

PART II - OTHER INFORMATION                                                                               27

         Item 6. Exhibits and Reports on Form 8-K                                                         27

SIGNATURES

CERTIFICATIONS

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2004 (Unaudited) and December 31, 2003 (Audited)

                                                                                  June 30,             December 31,
                                                                                    2004                   2003
                                                                                    ----                   ----
ASSETS
    Equity in broker trading accounts
       Cash                                                                    $    1,179,127         $      968,325
       United States government securities                                         22,728,012             19,483,115
       Unrealized gain (loss) on open futures contracts                              (248,977)               583,469
                                                                               --------------         --------------
              Deposits with broker                                                 23,658,162             21,034,909

    Cash                                                                           11,415,702             11,024,981
    Unrealized gain (loss) on open forward contracts                                 (507,424)             1,105,648
                                                                               --------------         --------------
              Total assets                                                     $   34,566,440         $   33,165,538
                                                                               ==============         ==============
LIABILITIES
    Accounts payable                                                           $       17,966         $       23,676
    Brokerage fee                                                                      49,249                 50,393
    Commissions and other trading fees
       on open contracts                                                                6,797                  8,072
    Performance fee                                                                         0                246,065
    Offering costs payable                                                             15,552                 15,914
    Redemptions payable                                                               298,299                      0
                                                                               --------------         --------------
              Total liabilities                                                       387,863                344,120
                                                                               --------------         --------------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 1,413.580 units
       outstanding at June 30, 2004 and
       December 31, 2003                                                            2,018,168              1,947,390
    Other Unitholders - 22,526.079 and 22,411.035
       units outstanding at June 30, 2004 and
       December 31, 2003                                                           32,160,409             30,874,028
                                                                               --------------         --------------
              Total unitholders' capital
                 (Net Asset Value)                                                 34,178,577             32,821,418
                                                                               --------------         --------------
                                                                               $   34,566,440         $   33,165,538
                                                                               ==============         ==============

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2004
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                                                 % OF NET
 FACE VALUE     MATURITY DATE         DESCRIPTION                                                VALUE          ASSET VALUE
 ----------     -------------         -----------                                                -----          -----------
$ 15,000,000      8/05/2004           U.S. Treasury Bill                                     $  14,986,000         43.85 %
$  4,000,000      7/08/2004           U.S. Treasury Bill                                         3,999,296         11.70 %
$  3,750,000      9/02/2004           U.S. Treasury Bill                                         3,742,716         10.95 %
                                                                                             -------------        ------
                                      TOTAL UNITED STATES GOVERNMENT SECURITIES
                                      (COST, INCLUDING ACCRUED INTEREST, - $22,728,012)      $  22,728,012         66.50 %
                                                                                             =============        ======

LONG FUTURES CONTRACTS

                                                                                                                 % OF NET
                                      DESCRIPTION                                                VALUE          ASSET VALUE
                                      -----------                                                -----          -----------
                                      Energy                                                 $      (1,871)        (0.00)%
                                      Metals                                                        48,833          0.14 %
                                      Stock index                                                   20,103          0.06 %
                                                                                             -------------        ------
                                      TOTAL LONG FUTURES CONTRACTS                           $      67,065          0.20 %
                                                                                             -------------        ------

SHORT FUTURES CONTRACTS

                                                                                                                 % OF NET
                                      DESCRIPTION                                                VALUE          ASSET VALUE
                                      -----------                                                -----          -----------
                                      Metals                                                 $     (51,682)        (0.15)%
                                      Stock index                                                   (5,280)        (0.02)%
                                      Short-term interest rate                                    (108,106)        (0.32)%
                                      Long-term interest rate                                     (150,974)        (0.44)%
                                                                                             -------------        ------
                                      TOTAL SHORT FUTURES CONTRACTS                          $    (316,042)        (0.93)%
                                                                                             -------------        ------
                                      TOTAL FUTURES CONTRACTS                                $    (248,977)        (0.73)%
                                                                                             =============        ======

FORWARD CURRENCY CONTRACTS

                                                                                                                 % OF NET
                                      DESCRIPTION                                                VALUE          ASSET VALUE
                                      -----------                                                -----          -----------
                                      Various long forward currency contracts                $      (5,019)        (0.01)%
                                      Various short forward currency contracts                    (502,405)        (1.47)%
                                                                                             -------------        ------
                                      TOTAL FORWARD CURRENCY CONTRACTS                       $    (507,424)        (1.48)%
                                                                                             =============        ======

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                                December 31, 2003
                                    (Audited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                                                 % OF NET
 FACE VALUE     MATURITY DATE         DESCRIPTION                                                VALUE          ASSET VALUE
 ----------     -------------         -----------                                                -----          -----------
$ 15,000,000       2/05/04            U.S. Treasury Bill                                     $  14,986,583         45.66 %
$  2,500,000       1/08/04            U.S. Treasury Bill                                         2,499,577          7.62 %
$  2,000,000       3/04/04            U.S. Treasury Bill                                         1,996,955          6.08 %
                                                                                             -------------        ------
                TOTAL UNITED STATES GOVERNMENT SECURITIES
                 (COST, INCLUDING ACCRUED INTEREST, - $19,483,115)                           $  19,483,115         59.36 %
                                                                                             =============        ======

LONG FUTURES CONTRACTS

                                                                                                                 % OF NET
                                      DESCRIPTION                                                VALUE          ASSET VALUE
                                      -----------                                                -----          -----------
                                      Energy                                                 $     143,959          0.44 %
                                      Metals                                                        65,100          0.20 %
                                      Stock index                                                  470,707          1.43 %
                                      Short-term interest rates                                     63,901          0.19 %
                                      Long-term interest rates                                     (89,188)        (0.27)%
                                                                                             -------------        ------
                                      TOTAL LONG FUTURES CONTRACTS                           $     654,479          1.99 %
                                                                                             -------------        ------

SHORT FUTURES CONTRACTS

                                                                                                                 % OF NET
                                      DESCRIPTION                                                VALUE          ASSET VALUE
                                      -----------                                                -----          -----------
                                      Metals                                                 $     (32,212)        (0.10)%
                                      Short-term interest rates                                      2,277          0.01 %
                                      Long-term interest rates                                     (41,075)        (0.12)%
                                                                                             -------------        ------
                                      TOTAL SHORT FUTURES CONTRACTS                          $     (71,010)        (0.21)%
                                                                                             -------------        ------
                                      TOTAL FUTURES CONTRACTS                                $     583,469          1.78 %
                                                                                             =============        ======

FORWARD CURRENCY CONTRACTS

                                                                                                                 % OF NET
                                      DESCRIPTION                                                VALUE          ASSET VALUE
                                      -----------                                                -----          -----------
                                      Various long forward currency contracts                $   2,217,724          6.76 %
                                      Various short forward currency contracts                  (1,112,076)        (3.39)%
                                                                                             -------------        ------
                                      TOTAL FORWARD CURRENCY CONTRACTS                       $   1,105,648          3.37 %
                                                                                             =============        ======

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF OPERATIONS
                    For the Three Months and Six Months Ended
                             June 30, 2004 and 2003
                                   (Unaudited)

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                            June 30,
                                                          2004              2003              2004              2003
                                                          ----              ----              ----              ----
TRADING GAINS (LOSSES)
    Futures trading gains (losses)
       Realized                                       $   (984,871)     $    538,951      $ 3,115,221       $ 3,412,740
       Change in unrealized                             (1,158,444)         (527,992)        (832,446)         (873,482)
       Brokerage commissions                               (12,247)          (13,155)         (33,995)          (29,142)
                                                      ------------      ------------      -----------       -----------
              Gain (loss) from futures trading          (2,155,562)           (2,196)       2,248,780         2,510,116
                                                      ------------      ------------      -----------       -----------
    Forward trading gains (losses)
       Realized                                         (1,079,132)        1,350,399        2,351,903         4,205,499
       Change in unrealized                               (343,377)          499,756       (1,613,072)           36,944
       Brokerage commissions                                (1,770)           (5,070)          (4,153)           (9,111)
                                                      ------------      ------------      -----------       -----------
              Gain (loss) from forward trading          (1,424,279)        1,845,085          734,678         4,233,332
                                                      ------------      ------------      -----------       -----------
              Total trading gains (losses)              (3,579,841)        1,842,889        2,983,458         6,743,448
                                                      ------------      ------------      -----------       -----------
EXPENSES NET OF INTEREST INCOME
    Income
       Interest income                                      88,667            87,733          172,462           186,153
                                                      ------------      ------------      -----------       -----------
    Expenses
       Brokerage fee                                       251,598           226,606          519,653           478,740
       Performance fee                                           0           305,247        1,245,040           967,330
       Operating expenses                                   18,579            22,425           33,355            34,514
                                                      ------------      ------------      -----------       -----------
              Total expenses                               270,177           554,278        1,798,048         1,480,584
                                                      ------------      ------------      -----------       -----------
              Expenses net of interest income             (181,510)         (466,545)      (1,625,586)       (1,294,431)
                                                      ------------      ------------      -----------       -----------
              NET INCOME (LOSS)                       $ (3,761,351)     $  1,376,344      $ 1,357,872       $ 5,449,017
                                                      ============      ============      ===========       ===========
NET INCOME (LOSS) PER MANAGING
    OWNER AND OTHER UNITHOLDER
    UNIT (based on weighted average number
    of units outstanding during the period)           $    (156.04)     $      57.11      $     56.46       $    210.71
                                                      ============      ============      ===========       ===========
INCREASE (DECREASE) IN NET ASSET
    VALUE PER MANAGING OWNER
    AND OTHER UNITHOLDER UNIT                         $    (159.05)     $      53.66      $     50.07       $    182.24
                                                      ============      ============      ===========       ===========

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                    2004                   2003
                                                                                    ----                   ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                                 $    1,357,872         $    5,449,017
       Adjustments to reconcile net income to net cash from
          (for) operating activities
              Net change in unrealized                                              2,445,518                836,538
              Increase (decrease) in accounts payable and
                 accrued expenses                                                    (254,194)               185,250
              Net (purchases) of investments in United States
                 government securities                                             (3,244,897)            (4,998,894)
                                                                               --------------         --------------
                    Net cash from operating activities                                304,299              1,471,911
                                                                               --------------         --------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                               1,523,779              1,226,565
    Decrease in subscriptions receivable                                                    0              7,712,354
    Redemption of units                                                            (1,360,392)            (8,181,970)
    Increase (decrease) in redemptions payable                                        298,299             (1,409,092)
    Offering costs charged                                                           (164,100)              (151,181)
    Decrease in offering costs payable                                                   (362)                (3,549)
                                                                               --------------         --------------
                    Net cash from (for) financing activities                          297,224               (806,873)
                                                                               --------------         --------------

Net increase in cash                                                                  601,523                665,038

CASH
    Beginning of period                                                            11,993,306             10,064,651
                                                                               --------------         --------------

    End of period                                                              $   12,594,829         $   10,729,689
                                                                               ==============         ==============

End of period cash consists of:
    Cash in broker trading accounts                                            $    1,179,127         $    1,312,298
    Cash                                                                           11,415,702              9,417,391
                                                                               --------------         --------------

                    Total end of period cash                                   $   12,594,829         $   10,729,689
                                                                               ==============         ==============

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                   Unitholders' Capital
                                   --------------------------------------------------------------------------------------
                                         Managing Owner              Other Unitholders                   Total
                                   -------------------------     -------------------------     --------------------------
                                      Units        Amount           Units        Amount           Units          Amount
                                      -----        ------           -----        ------           -----          ------
SIX MONTHS ENDED JUNE 30, 2004

Balances at
    December 31, 2003               1,413.580    $ 1,947,390     22,411.035    $30,874,028     23,824.615     $32,821,418
Net income for the six months
    ended June 30, 2004                               80,422                     1,277,450                      1,357,872
Additions                               0.000              0      1,012.026      1,523,779      1,012.026       1,523,779
Redemptions                            (0.000)            (0)      (896.982)    (1,360,392)      (896.982)     (1,360,392)
Offering costs                                        (9,644)                     (154,456)                      (164,100)
                                   ----------    -----------     ----------    -----------     ----------     -----------
Balances at
    June 30, 2004                   1,413.580    $ 2,018,168     22,526.079    $32,160,409     23,939.659     $34,178,577
                                   ==========    ===========     ==========    ===========     ==========     ===========

SIX MONTHS ENDED JUNE 30, 2003

Balances at
    December 31, 2002               6,000.000    $ 6,747,480     23,214.940    $26,106,998     29,214.940     $32,854,478
Net income for the six months
    ended June 30, 2003                            1,116,946                     4,332,071                      5,449,017
Additions                               0.000              0        978.651      1,226,565        978.651       1,226,565
Redemptions                        (4,586.420)    (6,000,000)    (1,734.818)    (2,181,970)    (6,321.238)     (8,181,970)
Offering costs                                       (17,131)                     (134,050)                      (151,181)
                                   ----------    -----------     ----------    -----------     ----------     -----------
Balances at
    June 30, 2003                   1,413.580    $ 1,847,295     22,458.773    $29,349,614     23,872.353     $31,196,909
                                   ==========    ===========     ==========    ===========     ==========     ===========

                          Net Asset Value Per Managing Owner and Other Unitholder Unit
                        ----------------------------------------------------------------
                        June 30,         December 31,       June 30,        December 31,
                          2004              2003              2003             2002
                          ----              ----              ----             ----
                        $1,427.70         $1,377.63         $1,306.82        1,124.58
                        =========         =========         =========        ========

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

                  As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At June 30, 2004, the 401(K) plan held approximately 40% of the Trust's outstanding units.

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

            E.    Offering Costs

                  Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust's month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders' capital. The Trust is only liable for payment of offering costs on a monthly basis. At June 30, 2004, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $15,552.

                  The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

                  If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At June 30, 2004, the amount of unreimbursed offering costs incurred by Campbell & Company is $871,055.

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

            The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker at June 30, 2004 and December 31, 2003 were $22,728,012 and
            $19,483,115, respectively, which equals 67% and 59% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2004 and December 31, 2003 were $11,367,222 and
            $10,999,058, respectively, which equals 33% and 34% of Net Asset Value, respectively.

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

            The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                     Futures Contracts                    Forward Contracts
                                     (exchange traded)                   (non-exchange traded)
                               June 30,         December 31,         June 30,          December 31,
                                 2004               2003               2004                2003
                                 ----               ----               ----                ----
Gross unrealized gains       $      92,228      $    787,909      $      380,918       $  2,379,878
Gross unrealized losses           (341,205)         (204,440)           (888,342)        (1,274,230)
                             -------------      ------------      --------------       ------------
Net unrealized gain (loss)   $    (248,977)     $    583,469      $     (507,424)      $  1,105,648
                             =============      ============      ==============       ============

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 7.     TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

            Open contracts generally mature within three months; as of June 30, 2004, the latest maturity date for open futures contracts is March 2005, and the latest maturity date for open forward contracts is September 2004. However, the Trust intends to close all contracts prior to maturity.

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

Note 8.     INTERIM FINANCIAL STATEMENTS

            The statement of financial condition as of June 30, 2004, including the condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2004 and 2003, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 9.     FINANCIAL HIGHLIGHTS

            The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                            Three months ended            Six months ended
                                                                 June 30,                     June 30,
                                                            2004          2003           2004          2003
                                                         (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                                         -----------   -----------    -----------   -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period           $1,586.75     $1,253.16      $1,377.63     $1,124.58
                                                          ---------     ---------      ---------     ---------
Income (loss) from operations:
       Total trading gains (losses)(1)                      (148.22)        75.99         124.48        238.15
       Expenses net of interest income(1)                     (7.53)       (19.36)        (67.59)       (50.06)
                                                          ---------     ---------      ---------     ---------
              Total income (loss) from operations           (155.75)        56.63          56.89        188.09
                                                          ---------     ---------      ---------     ---------
Offering costs(1)                                             (3.30)        (2.97)         (6.82)        (5.85)
                                                          ---------     ---------      ---------     ---------
Net asset value per unit at end of period                 $1,427.70     $1,306.82      $1,427.70     $1,306.82
                                                          =========     =========      =========     =========
TOTAL RETURN(3)                                              (10.02)%        4.28 %         3.63 %       16.21 %
                                                          =========     =========      =========     =========
SUPPLEMENTAL DATA

Ratios to average net asset value:
       Expenses prior to performance fee(4)                   (3.01)%       (3.21)%        (3.11)%       (3.20)%
       Performance fee(3)                                      0.00 %       (0.98)%        (3.50)%       (3.02)%
                                                          ---------     ---------      ---------     ---------
              Total expenses                                  (3.01)%       (4.19)%        (6.61)%       (6.22)%
                                                          =========     =========      =========     =========
       Expenses net of interest income(2),(4)                 (2.02)%       (2.08)%        (2.14)%       (2.04)%
                                                          =========     =========      =========     =========

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

--------------------------

(1) Expenses net of interest income per unit and offering costs per unit are calculated by dividing the expenses net of interest income and offering costs by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)   Excludes performance fee.

(3)   Not annualized.

(4)   Annualized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The offering of Campbell Alternative Asset Trust's (the "Trust") Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $26,612,780 have been accepted during the continuing offering period as of June 30, 2004. Redemptions over the same time period total $19,504,419. The Trust commenced operations on October 1, 2001.

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

RESULTS OF OPERATIONS

The returns for the six months ending June 30, 2004 and 2003 were 3.63% and 16.21%, respectively.

2004

For the 2004 year-to-date increase of the 3.63%, approximately 8.66% was due to trading gains (before commissions) and approximately 0.49% was due to interest income, offset by approximately 5.52% due to brokerage fees, performance fees, and operating cost and offering costs borne by the Trust. An analysis of the 8.66% trading gains by sector is as follows:

   SECTOR                                              % GAIN (LOSS)
   ------                                              -------------
Interest Rates                                              6.26%

Currencies                                                  2.38

Energy                                                      2.12

Metals                                                     (0.18)

Stock Indices                                              (1.92)
                                                           -----
                                                            8.66%
                                                           =====

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

In April, interest rates finally reversed course and started to head higher in response to a perceived change in stance by the U.S. Federal Reserve. In the days that followed, most major market trends also reversed. Fixed income instruments sold off hard and the U.S. Dollar rallied, while precious and base metals and many other physical commodities traded sharply lower. The equities markets also fell. Only the continued rise in energy prices provided modest gains for the Trust in April.

May was a difficult month for systematic trend following strategies and the Trust finished the month with slightly negative performance. Crude oil set record high prices during the month, which led to gains for the Trust in the energy sector. Most fixed income and currency contracts experienced a classic whipsaw. They began the month with the continuation of April's reversals, but ended the month with a strong rally. Equity prices continued to weaken in the face of higher energy prices and global political uncertainty, which led to losses in the stock indices sector.

June was another month of choppy, range-bound trading, which resulted in negative performance for the Trust in all sectors. The market impact of unfolding events in Iraq had diminished greatly, and many traders were reluctant to take positions ahead of the Fed's June 30 interest rates announcement. Absent any other significant news, the markets remained trendless and did not provide the opportunities needed to produce positive returns.

2003

The return for the six months ended June 30, 2003 was 16.21%. Of the 2003 increase, approximately 20.84% was due to trading gains (before commissions), approximately 0.58% was due interest income offset by approximately 5.21% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 20.84% trading loss by sector is as follows:

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

      The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of June 30, 2004 and December 31, 2003 and the trading gains/losses by market category for the six months ended June 30, 2004 and the year ended December 31, 2003. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of June 30, 2004 and December 31, 2003, the Trust's total capitalization was approximately $34.2 million and $32.8 million, respectively.

                                     JUNE 30, 2004
                           ----------------------------------
                                                 % OF TOTAL       TRADING
MARKET SECTOR              VALUE AT RISK       CAPITALIZATION   GAIN/(LOSS)*
-------------              -------------       --------------   ------------
Currencies                   $1,091,000              3.19%           2.38 %
Stock Indices                $  459,000              1.34%          (1.92)%
Interest Rates               $  451,000              1.32%           6.26 %
Metals                       $   56,000              0.16%          (0.18)%
Energy                       $    9,000              0.03%           2.12 %
                             ----------          --------        --------

   Total                     $2,066,000              6.04%           8.66 %
                             ==========          ========        ========

* - Of the 3.63% return for the six months ended June 30, 2004, approximately 8.66% was due to trading gains (before commissions), approximately 0.49% was due interest income offset by approximately 5.52% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust.

                                   DECEMBER 31, 2003
                           ----------------------------------
                                                 % OF TOTAL       TRADING
MARKET SECTOR              VALUE AT RISK       CAPITALIZATION   GAIN/(LOSS)*
-------------              -------------       --------------   ------------
Currencies                   $1,464,000              4.46%          26.99 %
Interest Rates                1,343,000              4.09%          (2.47)%
Stock Indices                 1,282,000              3.91%           5.76 %
Energy                          324,000              0.99%           0.06 %
Metals                            7,000              0.02%          (0.33)%
Agricultural                          0              0.00%           0.02 %
                             ----------          --------        --------

   Total                     $4,420,000             13.47%          30.03 %
                             ==========          ========        ========

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

      The following were the primary trading risk exposures of the Trust as of June 30, 2004, by market sector.

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

Stock Indices

      The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of June 30, 2004, the Trust's primary exposures were in the Euro STOXX 50, NASDAQ (USA), S&P 500 (USA) and DAX (Germany) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

      The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of June 30, 2004, natural gas and heating oil are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

      The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Trust's portfolio during the six months ended June 30, 2004.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

      The following were the only non-trading risk exposures of the Trust as of June 30, 2004.

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

                    None.

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

                                        CAMPBELL ALTERNATIVE ASSET TRUST
                                        (Registrant)

                                                 By:  Campbell & Company, Inc.
                                                      Managing Owner

Date: August 13, 2004                            By:   /s/Theresa D. Becks
                                                     ---------------------
                                                      Theresa D. Becks
                                                      Chief Financial Officer
                                                      /Treasurer/Director

                                  EXHIBIT INDEX

Exhibit Number             Description of Document                              Page Number
--------------             -----------------------                              -----------
31.01                      Certification by Chief Executive Officer               E2 - E3
31.02                      Certification by Chief Financial Officer               E4 - E5
32.01                      Certification by Chief Executive Officer                 E 6
32.02                      Certification by Chief Financial Officer                 E 7

                                       E1