Form 10-Q
period 2004-09-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2004-11-12
CIK 1114485

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:  0-33311
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

Yes [ ]      No [X]

================================================================================

                            Total number of Pages: 28
                                                  ----

                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Statements of Financial Condition as of September 30, 2004 (Unaudited)
                    and December 31, 2003 (Audited)                                                                3

                    Condensed Schedule of Investments as of September 30, 2004 (Unaudited)
                    and December 31, 2003 (Audited)                                                              4-5

                    Statements of Operations for the Three Months and Nine Months Ended
                    September 30, 2004 and 2003 (Unaudited)                                                        6

                    Statements of Cash Flows for the Nine Months Ended
                    September 30, 2004 and 2003 (Unaudited)                                                        7

                    Statements of Changes in Unitholders' Capital (Net Asset Value)
                    for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)                              8

                    Notes to Financial Statements (Unaudited)                                                   9-14

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                      15-20

         Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                  21-26

         Item 4.    Controls and Procedures                                                                       26

PART II - OTHER INFORMATION                                                                                       27

         Item 6.    Exhibits and Reports on Form 8-K                                                              27

SIGNATURES

CERTIFICATIONS

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2004 (Unaudited) and December 31, 2003 (Audited)

                                                                                    September 30,          December 31,
                                                                                         2004                  2003
                                                                                    -------------         -------------
ASSETS
    Equity in broker trading accounts
       Cash                                                                         $     951,821         $     968,325
       United States government securities                                             22,469,122            19,483,115
       Unrealized gain on open futures contracts                                          191,998               583,469
                                                                                    -------------         -------------
              Deposits with broker                                                     23,612,941            21,034,909

    Cash                                                                                9,123,614            11,024,981
    Unrealized gain on open forward contracts                                             587,110             1,105,648
                                                                                    -------------         -------------
              Total assets                                                            $33,323,665           $33,165,538
                                                                                    =============         =============
LIABILITIES
    Accounts payable                                                                $      24,291         $      23,676
    Brokerage fee                                                                          46,606                50,393
    Commissions and other trading fees
       on open contracts                                                                   11,263                 8,072
    Performance fee                                                                             0               246,065
    Offering costs payable                                                                 14,718                15,914
                                                                                    -------------         -------------

              Total liabilities                                                            96,878               344,120
                                                                                    -------------         -------------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 1,413.580 units outstanding
       at September 30, 2004 and December 31, 2003                                      1,959,816             1,947,390
    Other Unitholders - 22,552.269 and 22,411.035
       units outstanding at September 30, 2004 and
       December 31, 2003                                                               31,266,971            30,874,028
                                                                                    -------------         -------------
              Total unitholders' capital
                 (Net Asset Value)                                                     33,226,787            32,821,418
                                                                                    -------------         -------------
                                                                                    $  33,323,665           $33,165,538
                                                                                    =============         =============


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                               September 30, 2004
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                                                          % OF NET
  FACE VALUE     MATURITY DATE         DESCRIPTION                                                        VALUE          ASSET VALUE
  ----------     -------------         -----------                                                        -----          -----------
$ 14,500,000       11/04/04       U.S. Treasury Bill                                                   $14,480,417         43.58 %
$  4,000,000       10/07/04       U.S. Treasury Bill                                                     3,999,176         12.03 %
$  4,000,000       12/02/04       U.S. Treasury Bill                                                     3,989,529         12.01 %
                                                                                                       -----------         -----
                                  TOTAL UNITED STATES GOVERNMENT SECURITIES
                                  (COST, INCLUDING ACCRUED INTEREST, - $22,469,122)                    $22,469,122         67.62 %
                                                                                                       ===========         =====

LONG FUTURES CONTRACTS

                                                                                                                          % OF NET
                                  DESCRIPTION                                                              VALUE         ASSET VALUE
                                  -----------                                                              -----         -----------
                                  Energy                                                               $     6,409         0.02  %
                                  Metals                                                                   112,412         0.34  %
                                  Stock index                                                              (77,638)       (0.23) %
                                  Short-term interest rates                                                  4,139         0.01  %
                                  Long-term interest rates                                                 304,619         0.91  %
                                                                                                       -----------         ----
                                  TOTAL LONG FUTURES CONTRACTS                                         $   349,941         1.05  %
                                                                                                       -----------         ----

SHORT FUTURES CONTRACTS

                                                                                                                          % OF NET
                                  DESCRIPTION                                                            VALUE          ASSET VALUE
                                  -----------                                                            -----          -----------
                                  Energy                                                               $   (60,100)       (0.18) %
                                  Metals                                                                   (96,818)       (0.29) %
                                  Stock index                                                                 (704)       (0.00) %
                                  Short-term interest rates                                                   (321)       (0.00) %
                                                                                                       -----------         ----
                                  TOTAL SHORT FUTURES CONTRACTS                                        $  (157,943)       (0.47) %
                                                                                                       -----------         ----
                                  TOTAL FUTURES CONTRACTS                                              $   191,998         0.58  %
                                                                                                       ===========         ====

FORWARD CURRENCY CONTRACTS

                                                                                                                          % OF NET
                                  DESCRIPTION                                                            VALUE          ASSET VALUE
                                  -----------                                                            -----          -----------
                                  Various long forward currency contracts                              $ 1,676,382         5.05  %
                                  Various short forward currency contracts                              (1,089,272)       (3.28) %
                                                                                                       -----------         ----
                                  TOTAL FORWARD CURRENCY CONTRACTS                                     $   587,110         1.77  %
                                                                                                       ===========         ====

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)

                                December 31, 2003
                                    (Audited)




UNITED STATES GOVERNMENT SECURITIES

                                                                                                                          % OF NET
  FACE VALUE     MATURITY DATE         DESCRIPTION                                                       VALUE          ASSET VALUE
  ----------     -------------         -----------                                                       -----          -----------
$ 15,000,000       2/05/04        U.S. Treasury Bill                                                   $14,986,583         45.66 %
$  2,500,000       1/08/04        U.S. Treasury Bill                                                     2,499,577          7.62 %
$  2,000,000       3/04/04        U.S. Treasury Bill                                                     1,996,955          6.08 %
                                                                                                       -----------         -----
                                  TOTAL UNITED STATES GOVERNMENT SECURITIES
                                  (COST, INCLUDING ACCRUED INTEREST, - $19,483,115)                    $19,483,115         59.36 %
                                                                                                       ===========         =====

LONG FUTURES CONTRACTS

                                                                                                                          % OF NET
                                       DESCRIPTION                                                       VALUE          ASSET VALUE
                                       -----------                                                       -----          -----------
                                  Energy                                                               $   143,959         0.44  %
                                  Metals                                                                    65,100         0.20  %
                                  Stock index                                                              470,707         1.43  %
                                  Short-term interest rates                                                 63,901         0.19  %
                                  Long-term interest rates                                                 (89,188)       (0.27) %
                                                                                                       -----------         ----
                                  TOTAL LONG FUTURES CONTRACTS                                         $   654,479         1.99  %
                                                                                                       -----------         ----

SHORT FUTURES CONTRACTS

                                                                                                                          % OF NET
                                       DESCRIPTION                                                       VALUE          ASSET VALUE
                                       -----------                                                       -----          -----------
                                  Metals                                                               $   (32,212)       (0.10) %
                                  Short-term interest rates                                                  2,277         0.01  %
                                  Long-term interest rates                                                 (41,075)       (0.12) %
                                                                                                       -----------         ----
                                  TOTAL SHORT FUTURES CONTRACTS                                        $   (71,010)       (0.21) %
                                                                                                       -----------         ----
                                  TOTAL FUTURES CONTRACTS                                              $   583,469         1.78  %
                                                                                                       ===========         ====

FORWARD CURRENCY CONTRACTS

                                                                                                                          % OF NET
                                       DESCRIPTION                                                       VALUE          ASSET VALUE
                                       -----------                                                       -----          -----------
                                  Various long forward currency contracts                              $ 2,217,724         6.76  %
                                  Various short forward currency contracts                              (1,112,076)       (3.39) %
                                                                                                       -----------         ----
                                  TOTAL FORWARD CURRENCY CONTRACTS                                     $ 1,105,648         3.37  %
                                                                                                       ===========         ====

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                       2004            2003          2004            2003
                                                       ----            ----          ----            ----
TRADING GAINS (LOSSES)
    Futures trading gains (losses)
       Realized                                    $  (688,863)   $  (703,444)   $ 2,426,358    $ 2,709,296
       Change in unrealized                            440,975       (360,559)      (391,471)    (1,234,041)
       Brokerage commissions                           (15,607)       (16,505)       (49,602)       (45,647)
                                                   -----------    -----------    -----------    -----------
              Gain (loss) from futures trading        (263,495)    (1,080,508)     1,985,285      1,429,608
                                                   -----------    -----------    -----------    -----------
    Forward trading gains (losses)
       Realized                                     (1,597,494)      (755,189)       754,409      3,450,310
       Change in unrealized                          1,094,534      1,114,911       (518,538)     1,151,855
       Brokerage commissions                            (2,454)        (2,832)        (6,607)       (11,943)
                                                   -----------    -----------    -----------    -----------
              Gain (loss) from forward trading        (505,414)       356,890        229,264      4,590,222
                                                   -----------    -----------    -----------    -----------
              Total trading gains (losses)            (768,909)      (723,618)     2,214,549      6,019,830
                                                   -----------    -----------    -----------    -----------
EXPENSES NET OF INTEREST INCOME

    Income

       Interest income                                 112,926         73,854        285,388        260,007
                                                   -----------    -----------    -----------    -----------
    Expenses

       Brokerage fee                                   239,985        215,792        759,638        694,532
       Performance fee                                       0              0      1,245,040        967,330
       Operating expenses                               15,148         13,788         48,503         48,302
                                                   -----------    -----------    -----------    -----------
              Total expenses                           255,133        229,580      2,053,181      1,710,164
                                                   -----------    -----------    -----------    -----------
              Expenses net of interest income         (142,207)      (155,726)    (1,767,793)    (1,450,157)
                                                   -----------    -----------    -----------    -----------
              NET INCOME (LOSS)                    $  (911,116)   $  (879,344)   $   446,756    $ 4,569,673
                                                   ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER MANAGING
    OWNER AND OTHER UNITHOLDER
    UNIT (based on weighted average number
    of units outstanding during the period)        $    (38.10)   $    (36.84)   $     18.61    $    181.36
                                                   ===========    ===========    ===========    ===========
INCREASE (DECREASE) IN NET ASSET
    VALUE PER MANAGING OWNER
    AND OTHER UNITHOLDER UNIT                      $    (41.28)   $    (39.72)   $      8.79    $    142.52
                                                   ===========    ===========    ===========    ===========

                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                        2004                2003
                                                                        ----                ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES

    Net income                                                     $    446,756        $  4,569,673
       Adjustments to reconcile net income to net cash
          from (for) operating activities
              Net change in unrealized                                  910,009              82,186
              Decrease in accounts payable and
                 accrued expenses                                      (246,046)             (7,649)
              Net purchases of investments in United States
                 government securities                               (2,986,007)         (4,502,971)
                                                                   ------------        ------------

                    Net cash from (for) operating activities         (1,875,288)            141,239
                                                                   ------------        ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES

    Addition of units                                                 1,786,767           1,419,108
    Decrease in subscriptions receivable                                      0           7,712,354
    Redemption of units                                              (1,588,269)         (8,473,869)
    Decrease in redemptions payable                                           0          (1,416,414)
    Offering costs charged                                             (239,885)           (219,327)
    Decrease in offering costs payable                                   (1,196)             (4,377)
                                                                   ------------        ------------

                    Net cash for financing activities                   (42,583)           (982,525)
                                                                   ------------        ------------

Net decrease in cash                                                 (1,917,871)           (841,286)

CASH
    Beginning of period                                              11,993,306          10,064,651
                                                                   ------------        ------------

    End of period                                                  $ 10,075,435        $  9,223,365
                                                                   ============        ============

End of period cash consists of:
    Cash in broker trading accounts                                $    951,821        $  1,157,906
    Cash                                                              9,123,614           8,065,459
                                                                   ------------        ------------

                    Total end of period cash                       $ 10,075,435        $  9,223,365
                                                                   ============        ============


                             See accompanying notes.

                        CAMPBELL ALTERNATIVE ASSET TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                           Unitholders' Capital
                                         ------------------------------------------------------------------------------------------
                                                Managing Owner                 Other Unitholders                  Total
                                                --------------                 -----------------                  -----
                                            Units           Amount            Units        Amount           Units         Amount
                                            -----           ------            -----        ------           -----         ------
NINE MONTHS ENDED SEPTEMBER 30, 2004

Balances at
    December 31, 2003                        1,413.580   $  1,947,390      22,411.035   $ 30,874,028      23,824.615   $ 32,821,418

Net income for the nine months
    ended September 30, 2004                                   26,549                        420,207                        446,756

Additions                                        0.000              0       1,199.039      1,786,767       1,199.039      1,786,767

Redemptions                                      0.000              0      (1,057.805)    (1,588,269)     (1,057.805)    (1,588,269)

Offering costs                                                (14,123)                      (225,762)                      (239,885)
                                         -------------   ------------   -------------   ------------   -------------   ------------
Balances at
    September 30, 2004                       1,413.580   $  1,959,816      22,552.269   $ 31,266,971      23,965.849   $ 33,226,787
                                         =============   ============   =============   ============   =============   ============


NINE MONTHS ENDED SEPTEMBER 30, 2003

Balances at
    December 31, 2002                        6,000.000   $  6,747,480      23,214.940   $ 26,106,998      29,214.940   $ 32,854,478

Net income for the nine months
    ended September 30, 2003                                1,064,833                      3,504,840                      4,569,673

Additions                                        0.000              0       1,131.034      1,419,108       1,131.034      1,419,108

Redemptions                                 (4,586.420)    (6,000,000)     (1,964.955)    (2,473,869)     (6,551.375)    (8,473,869)

Offering costs                                                (21,166)                      (198,161)                      (219,327)
                                         -------------   ------------   -------------   ------------   -------------   ------------
Balances at
    September 30, 2003                       1,413.580   $  1,791,147      22,381.019   $ 28,358,916      23,794.599   $ 30,150,063
                                         =============   ============   =============   ============   =============   ============


                                        Net Asset Value Per Managing Owner and Other Unitholder Unit
                                        ------------------------------------------------------------
                                      September 30,     December 31,      September 30,    December 31,
                                          2004              2003              2003             2002
                                          ----              ----              ----             ----
                                        $1,386.42         $1,377.63         $1,267.10        $1,124.58
                                        =========         =========         =========        =========


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

            As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At September 30, 2004, the 401(K) Plan held approximately 41% of the Trust's outstanding units.

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

        E.  Offering Costs

            Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust's month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders' capital. The Trust is only liable for payment of offering costs on a monthly basis. At September 30, 2004, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $14,718.

            The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

            If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At September 30, 2004, the amount of unreimbursed offering costs incurred by Campbell & Company is $825,286.

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

            The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker at September 30, 2004 and December 31, 2003 were $22,469,122 and $19,483,115, respectively, which equals 68% and 59% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2004 and December 31, 2003 were $9,091,392 and $10,999,058, respectively, which equals 27% and 34% of Net Asset Value, respectively.

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

            The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                                      Futures Contracts             Forward Contracts
                                                      (exchange traded)           (non-exchange traded)
                                                 September 30,    December 31,  September 30,  December 31,
                                                      2004           2003           2004           2003
                                                  -----------    -----------    -----------    -----------
            Gross unrealized gains                $   495,381    $   787,909    $ 1,706,125    $ 2,379,878
            Gross unrealized losses                  (303,383)      (204,440)    (1,119,015)    (1,274,230)
                                                  -----------    -----------    -----------    -----------
            Net unrealized gain                   $   191,998    $   583,469    $   587,110    $ 1,105,648
                                                  ===========    ===========    ===========    ===========

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 7. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

            Open contracts generally mature within three months; as of September 30, 2004, the latest maturity date for open futures contracts is June 2005, and the latest maturity date for open forward contracts is December 2004. However, the Trust intends to close all contracts prior to maturity.

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

Note 8. INTERIM FINANCIAL STATEMENTS

            The statement of financial condition as of September 30, 2004, including the September 30, 2004 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

                        CAMPBELL ALTERNATIVE ASSET TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 9. FINANCIAL HIGHLIGHTS

            The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                            Three months ended          Nine months ended
                                                              September 30,                September 30,
                                                           2004          2003          2004           2003
                                                        (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
PER UNIT PERFORMANCE

(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period         $1,427.70     $1,306.82     $1,377.63     $1,124.58
                                                        ---------     ---------     ---------     ---------
Income (loss) from operations:

       Total trading gains (losses) (1)                    (32.16)       (30.35)        92.42        208.77
       Expenses net of interest income (1)                  (5.95)        (6.52)       (73.64)       (57.55)
                                                        ---------     ---------     ---------     ---------
              Total income (loss) from operations          (38.11)       (36.87)        18.78        151.22
                                                        ---------     ---------     ---------     ---------
Offering costs (1)                                          (3.17)        (2.85)        (9.99)        (8.70)
                                                        ---------     ---------     ---------     ---------
Net asset value per unit at end of period               $1,386.42     $1,267.10     $1,386.42     $1,267.10
                                                        =========     =========     =========     =========
TOTAL RETURN (3)                                            (2.89)%       (3.04)%      0.64 %       12.67 %
                                                        =========     =========     =========     =========
SUPPLEMENTAL DATA
Ratios to average net asset value:
       Expenses prior to performance fee (4)                (3.03)%       (3.02)%       (3.09)%       (3.14)%
       Performance fee (3)                                   0.00 %        0.00 %       (3.57)%       (3.07)%
                                                        ---------     ---------     ---------     ---------
              Total expenses                                (3.03)%       (3.02)%       (6.66)%       (6.21)%
                                                        =========     =========     =========     =========
       Expenses net of interest income (2), (4)             (1.69)%       (2.05)%       (2.00)%       (2.04)%
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

(3) Not annualized.

(4) Annualized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The offering of Campbell Alternative Asset Trust's (the "Trust") Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $26,875,768 have been accepted during the continuing offering period as of September 30, 2004. Redemptions over the same time period total $19,732,296. The Trust commenced operations on October 1, 2001.

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


RESULTS OF OPERATIONS

The returns for the nine months ending September 30, 2004 and 2003 were 0.64% and 12.67%, respectively.

2004

For the 2004 year-to-date increase of the 0.64%, approximately 6.55% was due to trading gains (before commissions) and approximately 0.82% was due to interest income, offset by approximately 6.73% due to brokerage fees, performance fees, and operating cost and offering costs borne by the Trust. An analysis of the 6.55% trading gains by sector is as follows:

SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Interest Rates                                              8.19 %

Energy                                                      1.87

Currencies                                                  0.94

Metals                                                     (0.31)

Stock Indices                                              (4.14)
                                                           ------

                                                            6.55 %
                                                           ======


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

The Trust had a strong positive return in February as the trends that were in place at the end of January persisted. The continued concern over the record U.S. budget deficit and current account imbalance kept downward pressure on the U.S. Dollar and resulted in strong gains in the currency sector. The weak Dollar in return reinforced several related trends, including the continued rise in energy prices, resulting in positive returns in the energy sector. The interest rates sector was also profitable for the month as European interest rate instruments traded higher.

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

June was another month of choppy, range-bound trading, which resulted in negative performance for the Trust in all sectors. The market impact of unfolding events in Iraq had diminished greatly, and many traders were reluctant to take positions ahead of the Federal Reserve Bank's June 30 interest rate announcement. Absent any other significant news, the markets remained trendless and did not provide the opportunities needed to produce positive returns.

July was a slightly negative month as most markets the Trust traded continued to oscillate in relatively narrow ranges. Interest rate instruments traded lower and then rallied on weaker than expected economic statistics, while equity indices rallied and then declined amid broad earnings disappointments. The U.S. dollar traded in a narrow range. The only sector to show any real life was the energy sector, where in classic whipsaw fashion the Trust exited most of its long positions just before crude oil prices rallied to all-time highs.

August performance was negative as most financial markets continued to be bound by the ranges which had been in place previously. Fixed income instruments rallied profitably during the month, but these gains were quickly offset by losses in the currency sector as the U.S. Dollar strengthened. Small losses resulted from stock index trading as a six-week downtrend reversed sharply, mirroring the rise and fall of crude oil prices. The Trust's exposure to the highly volatile energy sector was minor as a result of filters that kept the Trust out of that sector.

The losses for the Trust continued in September as listless market conditions persisted. While U.S. Dollar and interest rate instruments traded in narrow ranges, the Trust managed small profits in these sectors. These gains were largely offset by losses in the Trust's small positions in the volatile energy sector. The largest losses for the month came from the equity index positions as positive economic reports late in the month caused stocks to rally towards 90-day highs.

2003

The return for the nine months ended September 30, 2003 was 12.67%. Of the 2003 increase, approximately 18.15% was due to trading gains (before commissions), approximately 0.83% was due interest income offset by approximately 6.31% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 18.15% trading loss by sector is as follows:

SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Currencies                                                  14.59 %

Energy                                                       1.67

Stock Indices                                                1.52

Interest Rates                                               0.87

Agricultural                                                 0.02

Metals                                                      (0.52)
                                                           ------

                                                            18.15 %
                                                           ======

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

         Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

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



THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of September 30, 2004 and December 31, 2003 and the trading gains/losses by market category for the nine months ended September 30, 2004 and the year ended December 31, 2003. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of September 30, 2004 and December 31, 2003, the Trust's total capitalization was approximately $33.2 million and $32.8 million, respectively.

                               SEPTEMBER 30, 2004

                                                        % OF TOTAL         TRADING
MARKET SECTOR                        VALUE AT RISK    CAPITALIZATION     GAIN/(LOSS)*
-------------                        -------------    --------------     ------------
Currencies                             $1,129,000          3.40%            0.94 %
Interest Rates                         $1,027,000          3.09%            8.19 %
Stock Indices                          $  541,000          1.63%           (4.14)%
Metals                                 $   78,000          0.23%           (0.31)%
Energy                                 $   48,000          0.15%            1.87 %
                                       ----------          ----           ------

   Total                               $2,823,000          8.50%            6.55 %
                                       ==========          ====           ======

* - Of the 0.64% return for the nine months ended September 30, 2004, approximately 6.55% was due to trading gains (before commissions), approximately 0.82% was due interest income offset by approximately 6.73% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust.


                                DECEMBER 31, 2003

                                                          % OF TOTAL       TRADING
MARKET SECTOR                       VALUE AT RISK       CAPITALIZATION    GAIN/(LOSS)*
-------------                       -------------       --------------    ------------
Currencies                           $1,464,000                4.46%       26.99 %
Interest Rates                       $1,343,000                4.09%       (2.47)%
Stock Indices                        $1,282,000                3.91%        5.76 %
Energy                               $  324,000                0.99%        0.06 %
Metals                               $    7,000                0.02%       (0.33)%
Agricultural                         $        0                0.00%        0.02 %
                                     ----------          ----------      -------

   Total                             $4,420,000               13.47%       30.03 %
                                     ==========          ==========      =======

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

         The following were the primary trading risk exposures of the Trust as of September 30, 2004, by market sector.

Currencies

         Exchange rate risk is a significant market exposure of the Trust. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies an d currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates -- i.e., positions between two currencies other than the U.S. Dollar.

Interest Rates

         Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust's profitability. The

Trust's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Additionally, the Trust takes positions in the government debt of Switzerland and Australia. Campbell & Company anticipates that these interest rates will remain a primary market exposure of the Trust for the foreseeable future. A material change in long-term or short-term interest rates could have a significant effect on the performance of the Trust.

Stock Indices

         The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are limited to futures on broadly based indices. As of September 30, 2004, the Trust's primary exposures were in the Euro STOXX 50 (Europe), DAX (Germany), Hang Seng (Hong Kong), Nikkei (Japan) and S&P 500 (USA) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

         The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Trust's metals market exposure is to fluctuations in the price of copper, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Trust's portfolio during the nine months ended September 30, 2004.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Trust as of September 30, 2004.

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

                                            CAMPBELL ALTERNATIVE ASSET TRUST
                                            (Registrant)

                                                By:   Campbell & Company, Inc.
                                                      Managing Owner






Date: November 12, 2004                         By:    /s/Theresa D. Becks
                                                     ---------------------
                                                     Theresa D. Becks
                                                     Chief Financial Officer/
                                                     Treasurer/Director

                                  EXHIBIT INDEX

Exhibit Number             Description of Document                              Page Number
--------------             -----------------------                              -----------
31.01                      Certification by Chief Executive Officer              E 2 - E 3
31.02                      Certification by Chief Financial Officer              E 4 - E 5
32.01                      Certification by Chief Executive Officer                 E 6
32.02                      Certification by Chief Financial Officer                 E 7




                                      E 1