Form 10-K
period 2004-12-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2005-03-29
CIK 1114485

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2004
Commission File Number 0-33311 and
2-84126

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to __________

CAMPBELL ALTERNATIVE ASSET TRUST

(Exact name of Registrant as specified in its charter)

DELAWARE	52-2238521

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

210 W. Pennsylvania Avenue
Towson, Maryland	21204

Registrant’s telephone number, including area code:	(410) 296-3301

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
Yes  ☑  No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes  ☐  No  ☑

The Registrant has no voting stock. As of December 31, 2004 there were 23,282.041 Units of Beneficial Interest issued and outstanding.

Total number of pages 38. Consecutive page numbers on which exhibits commence: 5.

TABLE OF CONTENTS

		Page
	PART I

ITEM 1.	BUSINESS	1-2

ITEM 2.	PROPERTIES	2

ITEM 3.	LEGAL PROCEEDINGS	3

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	3

ITEM 6.	SELECTED FINANCIAL DATA	3-4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5-12

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12-17

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	17

ITEM 9A.	CONTROLS AND PROCEDURES	18

ITEM 9B.	OTHER INFORMATION	18

	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	18-19

ITEM 11.	EXECUTIVE COMPENSATION	20

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	20

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	20

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	20-21

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	21-22

SIGNATURES

CERTIFICATIONS

DOCUMENTS INCORPORATED BY REFERENCE - Prospectus dated June 30, 2004 included within the Registration Statement on Post-Effective Amendment No. 3 to Form S-1 (File No. 333-74014), incorporated by reference into Parts I, II, III and IV.

PART I

Item 1. Business

     Campbell Alternative Asset Trust (the “Registrant” or the “Trust”) is a Trust which was formed on May 3, 2000 under the Delaware Business Trust Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures and forward markets. Specifically, the Trust trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agricultural values. The trustee of the Trust is Wachovia Trust Company, National Association (the “Trustee”) (formerly known as First Union Trust Company, National Association), a national banking association. The managing owner and trading advisor of the Registrant is Campbell & Company, Inc. (“Campbell & Company”). The Registrant’s operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.

     The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $8,000,000 and a maximum of $50,000,000 in Units of Beneficial Interest at $1,000 each, which registration statement was effective on May 15, 2001. The Trust has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Beneficial Interest to a maximum of approximately $250,000,000 through March 2003. The Unit selling price during the initial offering period, which lasted for approximately 130 days and ended on September 30, 2001, was $1,000. Since September 30, 2001, Units of Beneficial Interest of the Trust have been offered on an ongoing basis during the Trust’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The Unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

     Units were offered to the public until Campbell & Company terminated the continuing offering to the public effective October 29, 2002. The current offering is only available to the Campbell & Company, Inc. 401 (k) Plan.

     A total of $42,965,537 has been raised in the initial and continuing offering periods through December 31, 2003.

     Under the Amended and Restated Declaration of Trust and Trust Agreement, the Trustee has delegated to Campbell & Company the exclusive management of all aspects of the business and administration of the Registrant.

     The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Registrant’s stated term of December 31, 2030; (b) an election to dissolve the Registrant at any time by Unitholders owning more than 50% of the Units then outstanding; (c) the withdrawal of Campbell & Company unless one or more new managing owners have been elected or appointed pursuant to the Amended and Restated Declaration of Trust and Trust Agreement; (d) a decline in the aggregate net assets of the Trust to less than $500,000 or (e) any event which shall make unlawful the continuing existence of the Registrant.

Regulation

     Under the Commodity Exchange Act, as amended (the “Act”), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). The National Futures Association (the “NFA”), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers.” The Act requires “commodity pool operators,” and “commodity trading advisors,” such as Campbell & Company, and commodity brokers or “futures commission merchants,” such as the

Registrant’s commodity broker, to be registered and to comply with various reporting and recordkeeping requirements. Campbell & Company and the Registrant’s commodity broker are members of the NFA. The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Campbell & Company’s registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Campbell & Company would be unable to continue to manage the business of the Registrant. Should Campbell & Company’s registration be suspended, termination of the Registrant might result.

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

Operations

     A description of the business of the Registrant, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Prospectus under “Summary,” “The Risks You Face, ” “Campbell & Company, Inc.,” “Conflicts of Interest” and “Charges to the Trust,” and such description is incorporated herein by reference from the Prospectus.

     The Registrant conducts its business in one industry segment, the speculative trading of futures and forward contracts. The Registrant is a market participant in the “managed futures” industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds (except trading decisions), such as the Registrant, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.

     The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. Beginning in January 2003, Campbell & Company began utilizing its Financial, Metal and Energy Large Portfolio in trading the Registrant’s assets. Prior to January 2003, all of the Trust’s assets were allocated to the Global Diversified Large Portfolio which is concentrated in the financial markets, such as interest rates, foreign exchange and stock indices, as well as metals, energy and agricultural. The Financial, Metal and Energy Large Portfolio trades the same forward and futures markets as the Global Diversified Large Portfolio, except it does not trade the agricultural markets. As of March 2005, the Trust’s assets are allocated to the different market sectors in approximately the following manner: 52% to currencies, 30% to interest rates, 12% to stock indices, 5% to energy products and 1% to metals. The contracts traded by the Registrant will fluctuate from time to time.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2004, there were 309 Unitholders in the Registrant and 23,282.041 Units of Beneficial Interest outstanding.

     Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

     The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

     The following summarized financial information is for the years ended December 31, 2004, 2003, 2002 and 2001, and for the period May 3, 2000 (inception) through December 31, 2000.

					For the
					Period Ended
		For the Years Ended December 31,			December 31,
	2004	2003	2002	2001	2000
Total Assets	$35,225,567	$33,165,538	$34,524,465	$18,595,332	$2,000
Total Unitholders’ Capital	34,955,385	32,821,418	32,854,478	18,515,681	2,000
Total Trading Gain (Loss) (includes brokerage commissions)	5,125,392	9,269,009	4,996,237	(357,199)	0
Net Income (Loss)	3,249,651	7,263,843	3,761,201	(422,955)	0
Net Income (Loss) Per Managing Owner and Other Unitholder Unit*	135.90	292.55	161.99	(24.79)	0.00
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	123.76	253.05	150.94	(26.36)	0.00

*	- Based on weighted average number of units outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2004 and 2003.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2004	2004	2004	2004
Total Trading Gain (Loss) (includes brokerage commissions)	$6,563,299	$(3,579,841)	$(768,909)	$2,910,843
Net Income (Loss)	5,119,223	(3,761,351)	(911,116)	2,802,895
Net Income (Loss) per Managing Owner and Other Unitholder Unit *	213.31	(156.04)	(38.10)	118.60
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	209.12	(159.05)	(41.28)	114.97
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,586.75	1,427.70	1,386.42	1,501.39

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2003	2003	2003	2003
Total Trading Gain (Loss) (includes brokerage commissions)	$4,900,559	$1,842,889	$(723,618)	$3,249,179
Net Income (Loss)	4,072,674	1,376,343	(879,344)	2,694,170
Net Income (Loss) per Managing Owner and Other Unitholder Unit *	147.44	57.11	(36.84)	113.55
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	128.58	53.66	(39.72)	110.53
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,253.16	1,306.82	1,267.10	1,377.63

*	- Based on weighted average number of units outstanding during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     The offering of its Units of Beneficial Interest commenced on May 15, 2001. The initial offering terminated on September 28, 2001 and the Trust commenced operations on October 1, 2001. The continuing offering period commenced at the termination of the initial offering period and is ongoing.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust’s significant accounting policies are described in detail in Note 1 of the Financial Statements.

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

Capital Resources

     The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

     Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust’s futures trading operations, the Trust’s assets are expected to be highly liquid.

     The entire offering proceeds, without deductions, will be credited to the Trust’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Trust’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust’s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.

     Approximately 10% to 30% of the Trust’s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Trust’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Trust’s assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

     The Trust’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.

Results of Operations

The returns for the years ended December 31, 2004, 2003 and 2002 were 8.98%, 22.50% and 15.50%, respectively.

2004

For the 2004 increase of 8.98%, approximately 15.53% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.81% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 15.53% trading gain by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	13.06%

Currencies	2.68

Energy	2.22

Metals	(0.58)

Stock Indices	(1.85)

15.53%

The year began with the Trust posting a positive return in January despite significant volatility throughout the month. The weak U.S. Dollar continued to drive most global markets, including many that had no apparent or direct connection to the Dollar, and in circumstances such as this, subtle shifts in perception can have a disproportionate impact on prices. The Dollar traded lower throughout the month, which was profitable for the Trust’s currency positions. Much of the gain reversed late in the month when markets reacted violently when the Federal Open Market Committee (FOMC) slightly restated its short-term interest rate bias. The interest rate sector was slightly positive despite also having suffered a reversal of earlier gains following the FOMC announcement. The stock index and metals sectors had small losses for the month.

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

In April, interest rates reversed course and started to head higher in response to a perceived change in stance by the U.S. Federal Reserve. In the days that followed, most major market trends also reversed. Fixed income instruments sold off hard and the U.S. Dollar rallied, while precious and base metals and many other physical commodities traded sharply lower. The equities markets also fell. Only the continued rise in energy prices provided modest gains for the Trust in April.

May was a difficult month for systematic trend following strategies and the Trust finished the month with slightly negative performance. Crude oil set record high prices during the month, which led to gains for the Trust in the energy sector. Most fixed income and currency contracts experienced a classic whipsaw. They began the month with the continuation of April’s reversals, but ended the month with a strong rally. Equity prices continued to weaken in the face of higher energy prices and global political uncertainty, which led to losses in the stock indices sector.

June was another month of choppy, range-bound trading, which resulted in negative performance for the Trust in all sectors. The market impact of unfolding events in Iraq had diminished greatly, and many traders were reluctant to take positions ahead of the Federal Reserve Bank’s June 30 interest rate announcement. Absent any other significant news, the markets remained trendless and did not provide the opportunities needed to produce positive returns.

July was a slightly negative month as most markets the Trust traded continued to oscillate in relatively narrow ranges. Interest rate instruments traded lower and then rallied on weaker than expected economic statistics, while equity indices rallied and then declined amid broad earnings disappointments. The U.S. Dollar traded in a narrow range. In the energy sector, a classic whipsaw caused the Trust to exit most of its long positions just before crude oil prices rallied to all-time highs.

August performance was negative as most financial markets continued to be bound by the ranges which had been in place previously. Fixed income instruments rallied profitably during the month, but these gains were quickly offset by losses in the currency sector as the U.S. Dollar strengthened. Small losses resulted from stock index trading as a six-week downtrend reversed sharply, mirroring the rise and fall of crude oil prices. The Trust’s exposure to the highly volatile energy sector was minor as a result of trading filters that kept the Trust out of that sector.

The losses for the Trust continued in September as listless market conditions persisted. While U.S. Dollar and interest rate instruments traded in narrow ranges, the Trust managed small profits in these sectors. These gains were largely offset by losses in the Trust’s small positions in the volatile energy sector. The largest losses for the month came from the equity index positions as positive economic reports late in the month caused stocks to rally towards 90-day highs.

The Trust bounced back with a respectable gain in October. This was primarily as a result of positive performance in the foreign exchange and interest rate sectors, as the long-awaited downward movement in the U.S Dollar began to unfold. Traders reacted to key economic data, including a report of the second highest trade-gap in U.S. history. Following the report, the U.S. Dollar trended broadly lower against other leading currencies. The Trust was on the sidelines in the energy sector during the month as crude oil hit new highs and natural gas traded at the highest prices since the levels reached in February 2003.

The Trust had a strong profitable month in November as the growing momentum in the slide of the U.S. Dollar resulted in a new low against the Euro and multi-year lows against other major currencies. Structural problems of record budget deficits, trade deficits, and current account deficits, and the prospect of four more years of unchanged fiscal and monetary policy had the attention of the foreign exchange markets. Consequently, while the U.S. Dollar has been weak for several years, the recent decline has been very sharp. The foreign exchange and interest rate sectors were profitable in November and were the most profitable sectors for the year.

The Trust finished the year with a positive performance in December and for the year, closing out a year that was confounding for many traders. The big stories for the year were the slide in the U.S. Dollar and the rise and fall of crude oil prices, but high volatility made these markets difficult to trade. Fixed income was the most profitable sector for the Trust in 2004. Long-term interest rates were sharply higher in the first quarter, but reversed in the second quarter despite a Federal Reserve Bank bias toward higher rates. The rally continued through the second half of the year and produced strong returns for the year in the fixed income sector. Equity markets were range-bound for most of the year awaiting the outcome of the election, which was followed by a dramatic rally and delivered some useful gains from the otherwise worst performing sector in 2004.

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

30.03%

The long-term trends that created opportunity for the Trust in 2002 continued in January 2003, in which profits were earned in every sector. However, the environment was one where a single event, the prospect of war with Iraq, was driving the Trust’s whole portfolio. While the Trust’s systematic and disciplined trading strategies continued to keep it engaged, leverage was subsequently decreased to protect against significant losses which could result from potential sharp and extended reversals in core positions.

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

In April, the Trust’s leverage was returned to a more normal level, but the portfolio was not fully engaged in many markets due to the lack of strong trends. Many markets had calmed significantly at this time, but uncertainty was still prevalent in global markets due to the many unresolved geopolitical issues. A strong performance in the currencies sector was partially offset by negative performances in the metals and stock index sectors.

In May, the uncertainty that remained in April dominated the markets the Trust trades and led to another positive month. While corporate earnings looked stronger, unemployment, overcapacity and the ongoing threat of terrorism still loomed large over the global financial markets. The US dollar weakened further against the other major currencies, despite the concern expressed by the United States’ trade partners over the impact this would have on global trade. Interest rates were the best performing sector for the Trust, particularly at the long end of the yield curve, where higher prices reflected lower rates. Currency contracts were also strongly positive, while losses in the energy and stock index sectors offset some of those gains.

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

The Trust’s performance for July was negative due to significant price reversals in the Trust’s largest positions. The U.S. Dollar’s strong rally caused losses in the Trust’s currency and cross rate sectors. In addition, the sudden sharp sell-off in long-term bonds resulted in losses in the Trust’s long positions. These losses were partially offset by gains in the Trust’s long equity index positions as investor confidence grew in the economic recovery and the potential for improved growth.

The stock indices sector was the best performing sector for the month of August as the U.S. equity markets posted their sixth straight month of gains. Much of this was attributed to improving consumer confidence, federal tax cuts and increased defense spending. The energy sector contributed positive returns as crude oil remained above the thirty-dollar level on continuing supply concerns. Also, the Trust’s short positions in the Japanese Government Bond provided a significant portion of the month’s gains.

In September, the currency sector was the only significantly positive sector as short U.S. Dollar positions benefited from continued weakness in the U.S. Dollar. After showing positive returns for most of the month, sudden reversals in the fixed income, equity and energy markets washed out the gains in the currency sector and put the Trust’s portfolio into negative territory late in the month. The Trust finished the 3rd quarter with a negative return, but was positive year-to-date through September.

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

22.09%

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

The high market volatility in January continued into February. Further Enron revelations radiated concern about the accounting practices of other large companies and caused the equity markets to decline early in the month. Sentiment reversed abruptly on positive economic news on home sales, manufacturing and consumer spending. The Trust’s performance was negative in February with losses in energy, stock indices and long-term interest rates partially offset by gains in short-term interest rates.

March was a mixed month in which positive performance in the energy and interest rate sectors were more than offset by losses in stock indices and currencies, which made up a substantial part of the Trust’s portfolio. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Trust was maintaining a short position. Energy was the strongest performing sector profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and Hang Seng indices as Asian equities rallied. The overall loss for the month occurred independently of the equity and bond markets demonstrating the volatility reducing effect of blending assets whose returns are largely uncorrelated.

April was one of the most difficult trading months since the Trust began trading. The Trust ended the month down over 4.5%. The fixed income sector was whip-lashed as hopes of imminent economic recovery sputtered causing the majority of the trading losses for the month. Broad-based selling of the three leading US equity indices put them at their lowest levels since October 2001 and contributed to the Trust’s losses for the month. The energy sector was battered by reports of unfolding events in both Venezuela and the Middle East. Many areas of concern remain including continued instability in the Middle East, weak corporate earnings, continued revelations of corporate accounting issues, fear of a collapse in the residential real estate market, high energy costs and a growing federal budget deficit due to lower tax receipts.

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

The Trust’s positive performance continued in July, posting similar numbers as June. This was the third consecutive month of positive performance and was mainly attributable to profits in short stock indices and long interest rate positions. These gains were reduced by small negative performances in metals, currencies and cross rates as the dollar strengthened against other major currencies, again rising above parity with the Euro.

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

September was the fifth consecutive month of positive returns for the Trust, as traditional investment strategies continued to struggle. Profits were earned in the stock indices, interest rates and energy sectors, offset by losses in the currency sector. Further reports of corporate governance and accounting failures, the possibility of an unpopular war in the Middle East, rising jobless claims, disappointing earnings and a gloomy retail outlook were compounded by high energy prices and systemic instability in Japan and Brazil. In this time of global economic weakness and uncertainty, the Trust’s ability to trade both the long and short side of a diverse portfolio of international markets proved to be a beneficial tool.

Many of the trends that had been so profitable for the Trust over the preceding five months reversed during October, resulting in losses in interest rates, equity indices and precious metals. The US dollar weakened on unfavorable Gross Domestic Product news and caused losses in the currency sector. US equities surprised the market by turning their second best month since 1997. As the US struggled with the United Nations over Iraq, energy prices sold off sharply, making this the Trust’s worst performing sector in October.

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

The Trust recorded a strong positive performance in December and for the year. The Trust’s core strategy of systematic, diversified trend-following again demonstrated the ability to outperform most other strategies in times of economic weakness and uncertainty. The ability to short markets enabled the Trust to profit as global markets suffered their third consecutive negative year. Profits were generated in interest rates, currencies and equities, while losses occurred in energy, industrial metals and agricultural sectors.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, Inc., the managing owner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Not Necessarily Indicative of Future Performance

     The Trust is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Trust’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust’s main line of business.

     Market movements result in frequent changes in the fair market value of the Trust’s open positions and, consequently, in its earnings and cash flow. The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

     The Trust rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Trust’s past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust’s speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trust’s experience to date (i.e., “risk of ruin”). Risk of ruin is defined to be no more than a 5% chance of losing 20% or more on a monthly basis. In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust’s losses in any market sector will be limited to Value at Risk or by the Trust’s attempts to manage its market risk.

Standard of Materiality

     Materiality as used in this section, “ Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Trust’s market sensitive instruments.

Quantifying the Trust’s Trading Value at Risk

Quantitative Forward-Looking Statements

     The following quantitative disclosures regarding the Trust’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

     The Trust’s risk exposure in the various market sectors traded by Campbell & Company is quantified below in terms of Value at Risk. Due to the Trust’s mark-to-market accounting, any loss in the fair value of the Trust’s open positions is directly reflected in the Trust’s earnings (realized or unrealized).

     Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

     In the case of market sensitive instruments which are not exchange-traded (which includes currencies in the case of the Trust), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

     In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Trust in expressing Value at Risk in a functional currency other than Dollars.

     In quantifying the Trust’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Trust’s positions are rarely, if ever, 100% positively correlated have not been reflected.

     Value at Risk as calculated herein may not be comparable to similarly titled measures used by others.

The Trust’s Trading Value at Risk in Different Market Sectors

     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2004, 2003 and 2002 the trading gains/losses by market category for the years ended December 31, 2004 and 2003. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of December 31, 2004, 2003 and 2002, the Trust’s total capitalization was approximately $35.0 million, $32.8 million and $32.9 million, respectively.

December 31, 2004

		% OF TOTAL	TRADING
MARKET SECTOR	VALUE AT RISK	CAPITALIZATION	GAIN/(LOSS)*
Stock Indices	$1,644,000	4.70%	(1.85)%
Currencies	1,491,000	4.26%	2.68%
Interest Rates	935,000	2.68%	13.06%
Energy	220,000	0.63%	2.22%
Metals	98,000	0.28%	(0.58)%

Total	$4,388,000	12.55%	15.53%

* - Of the 8.98% return for the year ended December 31, 2004, approximately 15.53% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.81% due to brokerage fees, performance fees and operating and offering costs borne by the Trust.

December 31, 2003

		% OF TOTAL	TRADING
MARKET SECTOR	VALUE AT RISK	CAPITALIZATION	GAIN/(LOSS)*
Currencies	$1,464,000	4.46%	26.99%
Interest Rates	1,343,000	4.09%	(2.47)%
Stock Indices	1,282,000	3.91%	5.76%
Energy	324,000	0.99%	0.06%
Metals	7,000	0.02%	(0.33)%
Agricultural	0	0.00%	0.02%

Total	$4,420,000	13.47%	30.03%

* - Of the 22.50% return for the year ended December 31, 2003, approximately 30.03% was due to trading gains (before commissions) and approximately 1.04% was due to interest income, offset by approximately 8.57% due to brokerage fees, performance fees and operating and offering costs borne by the Trust.

December 31, 2002

		% OF TOTAL	TRADING
MARKET SECTOR	VALUE AT RISK	CAPITALIZATION*	GAIN/(LOSS)**
Currencies	$878,000	3.44%	5.81%
Energy	622,000	2.44%	(1.64)%
Interest Rates	382,000	1.50%	15.12%
Stock Indices	221,000	0.87%	3.58%
Metals	68,000	0.27%	(0.41)%
Agricultural	62,000	0.24%	(0.37)%

Total	$2,233,000	8.76%	22.09%

* - For the purposes of the above “% of Total Capitalization”, additions and redemptions as of December 31, 2002 were not included in the total capitalization.

** - Of the 15.50% return for the year ended December 31, 2002, approximately 22.09% was due to trading gains (before commissions) and approximately 1.61% was due to interest income, offset by approximately 8.20% due to brokerage fees, performance fees and operating and offering costs borne by the Trust.

Material Limitations on Value at Risk as an Assessment of Market Risk

     The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Trust — give no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Trust’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust’s primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

     The following were the primary trading risk exposures of the Trust as of December 31, 2004, by market sector.

Currencies

     Exchange rate risk is the principal market exposure of the Trust. The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust’s currency sector will change significantly in the future.

Interest Rates

     Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary market exposure of the Trust for the foreseeable future. The changes in interest rates which have the most effect on the Trust are changes in long-term, as opposed to short-term rates. Most of the speculative positions held by the Trust are in medium- to long-term instruments.

Stock Indices

     The Trust’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are limited to futures on broadly based indices. As of December 31, 2004, the Trust’s primary exposures were in the Euro STOXX 50, DAX (Germany), S&P 500 (USA), NASDAQ (USA) and IBEX (Spain) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Energy

     The Trust’s primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of December 31, 2004, crude oil and natural gas are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

     The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Trust’s portfolio during 2004.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Trust as of December 31, 2004.

Foreign Currency Balances

     The Trust’s primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice per month, and more frequently if a particular foreign currency balance becomes unusually large).

Treasury Bill Positions

     The Trust’s only market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Trust holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Trust’s Treasury Bills, although substantially all of these short-term investments are held to maturity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The means by which the Trust and Campbell & Company, severally, attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points at which open positions must be closed out.

     Campbell & Company controls the risk of the Trust’s non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

General

     The Trust is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Trust generally will use a small percentage of assets as margin, the Trust does not believe that any increase in margin requirements, as proposed, will have a material effect on the Trust’s operations.

Item 8. Financial Statements and Supplementary Data

     Financial statements meeting the requirements of Regulation S-X appear beginning on Page 24 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.      Controls and Procedures

     Campbell & Company, Inc., the managing owner of the Trust, with the participation of the managing owner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the managing owner’s internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

Item 9B.      Other Information

     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004.

PART III

Item 10.      Directors and Executive Officers of the Registrant

     The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing owner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 210 West Pennsylvania Avenue, Towson, Maryland 21204, (410) 296-3301. Campbell & Company’s directors and executive officers are as follows:

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

Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Executive Vice President-Research since then. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. From February 2002 to March 2003, he was self-employed through Integrity Consulting. Previously, Mr. Heerdt worked for twelve years at Moore Capital Management, Inc., where he was a Director until 1999, and a Managing Director from 2000 to 2002. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt is an Associated Person of Campbell & Company.

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

Craig A. Weynand, born in 1969, joined Campbell & Company in October 2003 as Vice President and has served as General Counsel since November 2003. In this capacity, he is involved in all aspects of legal affairs and regulatory oversight, as well as managerial oversight of compliance and trade operations. From May 1990 to September 2003, Mr. Weynand was employed by Morgan Stanley, serving as Senior Trader for Morgan Stanley Futures and Currency Management Inc., a commodity trading advisor, until 1998 and as Vice President – Director of Product Origination & Analysis for the Morgan Stanley Managed Futures Department until his departure. Mr. Weynand holds a B.S. in International Business and Marketing and an M.B.A. in Economics from New York University, and a J.D. from the Fordham University School of Law. Mr. Weynand is a member of the New York State Bar and serves on the Government Relations Committee of the Managed Funds Association. Mr. Weynand is an Associated Person of Campbell & Company.

C. Douglas York, born in 1958, has been employed by Campbell & Company since November 1992, was appointed a Senior Vice President-Trading in 1997, and has served as Executive Vice President-Trading since 2003 and a Director since 2001. His duties include managing daily trade execution for the assets under Campbell & Company’s management. From 1991 to 1992, Mr. York was the Global Foreign Exchange Manager for Black & Decker. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

Audit Committee Financial Expert

The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Trust, has determined that Theresa D. Becks qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.

Code of Ethics

Campbell & Company has adopted a code of ethics for its chief executive officer, chief financial officer, controller, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, Court Towers Building, 210 West Pennsylvania Ave., Suite 770, Towson, Maryland 21204 or by calling 1-800-698-7235.

Item 11.      Executive Compensation

     The Registrant is managed by its managing owner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to up to 3.5% of the Registrant’s month-end Net Assets per year. From such 3.5% Brokerage Fee, Campbell & Company remits up to 0.65% to the futures broker for execution and clearing costs, and 0.35% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Unitholders. Campbell & Company retains the remaining 2.5% as management fees (2% for providing advisory fees and 0.5% for acting as managing owner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2004, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company. As of December 31, 2004, the following beneficial owners owned more than five percent of the Units:

Name of Beneficial Owner	Number of Units Owned	Percentage of Trust
Campbell & Company, Inc. 401(k) Plan	9,674.269	41.55%
Campbell & Company, Inc.	1,413.580	6.07%

(b)	Security Ownership of Management. As of December 31, 2004, Campbell & Company owned 1,413.580 Units of Managing Owner Interest having a value of $2,122,335. Units of Managing Owner Interest will always be owned by Campbell & Company in its capacity as managing owner.

Item 13.      Certain Relationships and Related Transactions

     See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14.      Principal Accounting Fees and Services

(a)	Audit Fees

The aggregate fees billed for professional services rendered by Arthur F. Bell, Jr. & Associates, L.L.C. (‘AFB”) for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2004 and 2003 were $30,250 and $20,595, respectively.

(b)	Audit Related Fees

The aggregate fees billed by AFB for the monthly recalculation of the Trust’s net asset value for the years ended December 31, 2004 and 2003 were $9,400 and $7,200, respectively.

(c)	Tax Fees

The aggregate fees billed by AFB for professional services rendered for the assistance in the preparation and mailing of the Trust’s monthly account statements to Unitholders, utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2004 and 2003 were $9,956 and $3,600, respectively. During the years ended December 31, 2004 and 2003, a total of 405 and 579 individual investor K-1s, respectively, were distributed to the Unitholders.

(d)	All Other Fees

The aggregate fees and expenses billed by AFB for professional services, and related cost reimbursement for postage, supplies and fulfillment house expenses, rendered for the assistance in the preparation and mailing of the Fund’s monthly account statements to Unitholders, utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2004 and 2003 were $5,185 and $6,353, respectively. During the years ended December 31, 2004 and 2003, a total of 4,511 and 5,024 monthly account statements respectively, were distributed to Unitholders.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The Following documents are filed as part of this report:

(1)	See Financial Statements beginning on page 24 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description of Document

1.01	Selling Agreement among the Registrant, Campbell & Company, PaineWebber Incorporated and the Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

1.02	Additional Selling Agreement among the Registrant, Campbell & Company and the Additional Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

3.01	Declaration of Trust and Trust Agreement of the Registrant dated May 1, 2000. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on May 22, 2000).

3.02	Certificate of Trust of the Registrant. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on November 9, 2000).

3.03	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 3 to Form S-1 (No. 333-74014) filed on June 2, 2004).

Exhibit Number	Description of Document

10.01	Customer Agreement between the Registrant and Paine Webber Incorporated. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

10.02	Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 3 to Form S-1 (No. 333-74014) filed on June 2, 2004).

10.03	Escrow Agreement between the Registrant and Mercantile Safe Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

10.04	International Swap Dealers Association, Inc. Master Agreement between the Registrant and ABN AMRO Bank, N.V., Chicago Branch. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 1 to Form S-1 (No. 333-74014) filed on December 12, 2002).

10.05	International Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001.)

31.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

CAMPBELL ALTERNATIVE ASSET TRUST

By:	CAMPBELL & COMPANY, INC. Managing Owner

By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Financial Officer, Secretary, Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 29, 2005.

Signature	Capacity
/s/ D. Keith Campbell

D. Keith Campbell	Chairman of the Board

/s/ William C. Clarke, III

William C. Clarke, III	Executive Vice President and Director

/s/ Bruce L. Cleland

Bruce L. Cleland	President, Chief Executive Officer and Director

/s/ Theresa D. Becks

Theresa D. Becks	Chief Financial Officer, Secretary, Treasurer and Director

/s/ James M. Little

James M. Little	Executive Vice President and Director

/s/ C. Douglas York

C. Douglas York	Executive Vice President and Director

CAMPBELL ALTERNATIVE ASSET TRUST

ANNUAL REPORT

December 31, 2004

CAMPBELL ALTERNATIVE ASSET TRUST

TABLE OF CONTENTS

PAGES
Independent Auditor’s Report	26

Financial Statements

Statements of Financial Condition December 31, 2004 and 2003	27

Condensed Schedules of Investments December 31, 2004	28-29

Statements of Operations For the Years Ended December 31, 2004, 2003 and 2002	30

Statements of Cash Flows For the Years Ended December 31, 2004, 2003 and 2002	31

Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2004, 2003 and 2002	32

Notes to Financial Statements	33-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders
Campbell Alternative Asset Trust

We have audited the accompanying statements of financial condition of Campbell Alternative Asset Trust as of December 31, 2004 and 2003, including the December 31, 2004 and 2003 condensed schedules of investments, and the related statements of operations, cash flows and changes in unitholders’ capital (net asset value) for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Alternative Asset Trust as of December 31, 2004 and 2003, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
March 22, 2005

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
December 31, 2004 and 2003

	2004	2003
ASSETS
Equity in broker trading accounts
Cash	$1,737,399	$968,325
United States government securities	23,205,469	19,483,115
Unrealized gain on open futures contracts	515,410	583,469

Deposits with broker	25,458,278	21,034,909

Cash	10,308,861	11,024,981
Unrealized gain (loss) on open forward currency contracts	(541,572)	1,105,648

Total assets	$35,225,567	$33,165,538

LIABILITIES
Accounts payable	$27,679	$23,676
Brokerage fee	49,029	50,393
Commissions and other trading fees on open contracts	18,513	8,072
Performance fee	0	246,065
Offering costs payable	15,483	15,914
Redemptions payable	159,478	0

Total liabilities	270,182	344,120

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 1,413.580 units outstanding at December 31, 2004 and 2003	2,122,335	1,947,390
Other Unitholders – 21,868.461 and 22,411.035 units outstanding at December 31, 2004 and 2003	32,833,050	30,874,028

Total unitholders’ capital (Net Asset Value)	34,955,385	32,821,418

	$35,225,567	$33,165,538

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2004

UNITED STATES GOVERNMENT SECURITIES

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$14,500,000	02/03/2005	U.S. Treasury Bills	$14,474,546	41.41%
$5,000,000	03/03/2005	U.S. Treasury Bills	4,981,785	14.25%
$3,750,000	01/06/2005	U.S. Treasury Bills	3,749,138	10.73%

	Total United States government securities (cost, including accrued interest, – $23,205,469)		$23,205,469	66.39%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(67,171)	(0.19)%
Metals	22,747	0.06%
Stock index	284,504	0.81%
Short-term interest rates	(26,703)	(0.08)%
Long-term interest rates	271,151	0.78%

Total long futures contracts	$484,528	1.38%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(29,095)	(0.08)%
Short-term interest rates	60,064	0.17%
Long-term interest rates	(87)	0.00%

Total short futures contracts	$30,882	0.09%

Total futures contracts	$515,410	1.47%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$1,054,128	3.02%

Various short forward currency contracts	(1,595,700)	(4.57)%

Total forward currency contracts	$(541,572)	(1.55)%

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULES OF INVESTMENT
December 31, 2003

UNITED STATES GOVERNMENT SECURITIES

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$15,000,000	02/05/04	U.S. Treasury Bills	$14,986,583	45.66%
$2,500,000	01/08/04	U.S. Treasury Bills	2,499,577	7.62%
$2,000,000	03/04/04	U.S. Treasury Bills	1,996,955	6.08%

	Total United States government securities (cost, including accrued interest, – $19,483,115)		$19,483,115	59.36%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$143,959	0.44%
Metals	65,100	0.20%
Stock index	470,707	1.43%
Short-term interest rates	63,901	0.19%
Long-term interest rates	(89,188)	(0.27)%

Total long futures contracts	$654,479	1.99%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(32,212)	(0.10)%
Short-term interest rates	2,277	0.01%
Long-term interest rates	(41,075)	(0.12)%

Total short futures contracts	$(71,010)	(0.21)%

Total futures contracts	$583,469	1.78%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$2,217,724	6.76%
Various short forward currency contracts	$(1,112,076)	(3.39)%

Total forward currency contracts	$1,105,648	3.37%

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
TRADING GAINS
Futures trading gains (losses)
Realized	$4,450,033	$719,403	$3,372,098
Change in unrealized	(68,059)	186,491	451,637
Brokerage commissions	(72,245)	(63,948)	(107,259)

Gain from futures trading	4,309,729	841,946	3,716,476

Forward currency trading gains (losses)
Realized	2,473,670	7,707,431	1,782,960
Change in unrealized	(1,647,220)	734,186	(490,626)
Brokerage commissions	(10,787)	(14,554)	(12,573)

Gain from forward currency trading	815,663	8,427,063	1,279,761

Total trading gains	5,125,392	9,269,009	4,996,237

EXPENSES NET OF INTEREST INCOME
Income
Interest income	440,084	327,818	383,867

Expenses
Brokerage fee	1,007,951	921,985	690,980
Performance fee	1,245,039	1,351,460	870,160
Operating expenses	62,835	59,539	57,763

Total expenses	2,315,825	2,332,984	1,618,903

Expenses net of interest income	(1,875,741)	(2,005,166)	(1,235,036)

NET INCOME	$3,249,651	$7,263,843	$3,761,201

NET INCOME PER MANAGING OWNER AND OTHER UNITHOLDER UNIT
(based on weighted average number of units outstanding during the year)	$135.90	$292.55	$161.99

INCREASE IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDER UNIT	$123.76	$253.05	$150.94

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from (for) operating activities
Net income	$3,249,651	$7,263,843	$3,761,201
Adjustments to reconcile net income to net cash from (for) operating activities
Net change in unrealized	1,715,279	(920,677)	38,989
Increase (decrease) in accounts payable and accrued expenses	(232,985)	239,214	22,758
Net (purchases) of investments in United States government securities	(3,722,354)	(3,504,095)	(7,494,308)

Net cash from (for) operating activities	1,009,591	3,078,285	(3,671,360)

Cash flows from (for) financing activities
Addition of units	2,054,793	1,759,337	20,154,920
Decrease (increase) in subscriptions receivable	0	7,712,354	(7,198,283)
Redemption of units	(2,852,177)	(8,765,086)	(9,359,119)
Increase (decrease) in redemptions payable	159,478	(1,561,825)	1,561,825
Offering costs charged	(318,300)	(291,154)	(218,205)
Increase (decrease) in offering costs payable	(431)	(3,256)	5,753

Net cash from (for) financing activities	(956,637)	(1,149,630)	4,946,891

Net increase in cash	52,954	1,928,655	1,275,531

Cash
Beginning of year	11,993,306	10,064,651	8,789,120

End of year	$12,046,260	$11,993,306	$10,064,651

End of year cash consists of:
Cash in broker trading accounts	$1,737,399	$968,325	$1,776,218
Cash	10,308,861	11,024,981	8,288,433

Total end of year cash	$12,046,260	$11,993,306	$10,064,651

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2004, 2003 and 2002

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2001	6,000.000	$5,841,866	13,016.882	$12,673,815	19,016.882	$18,515,681

Net income for the year ended December 31, 2002		961,603		2,799,598		3,761,201

Additions	0.000	0	18,767.321	20,154,920	18,767.321	20,154,920

Redemptions	0.000	0	(8,569.263)	(9,359,119)	(8,569.263)	(9,359,119)

Offering costs		(55,989)		(162,216)		(218,205)

Balances at December 31, 2002	6,000.000	6,747,480	23,214.940	26,106,998	29,214.940	32,854,478

Net income for the year ended December 31, 2003		1,225,355		6,038,488		7,263,843

Additions	0.000	0	1,383.005	1,759,337	1,383.005	1,759,337

Redemptions	(4,586.420)	(6,000,000)	(2,186.910)	(2,765,086)	(6,773.330)	(8,765,086)

Offering costs		(25,445)		(265,709)		(291,154)

Balances at December 31, 2003	1,413.580	1,947,390	22,411.035	30,874,028	23,824.615	32,821,418

Net income for the year ended December 31, 2004		193,760		3,055,891		3,249,651

Additions	0.000	0	1,379.861	2,054,793	1,379.861	2,054,793

Redemptions	0.000	0	(1,922.435)	(2,852,177)	(1,922.435)	(2,852,177)

Offering costs		(18,815)		(299,485)		(318,300)

Balances at December 31, 2004	1,413.580	$2,122,335	21,868.461	$32,833,050	23,282.041	$34,955,385

Net Asset Value Per Managing Owner and Other Unitholder Unit
	December 31,
2004	2003	2002
$1,501.39	$1,377.63	$1,124.58

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Trust

Campbell Alternative Asset Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust was formed on May 3, 2000 and commenced trading on October 1, 2001. The Trust engages in the speculative trading of futures contracts and forward currency contracts.

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At December 31, 2003, the 401(K) Plan held approximately 42% of the Trust’s outstanding units.

B.	Regulation

As a registrant with the Securities and Exchange Commission, the Trust is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Trust is subject to the regulations of the Commodity Futures Trading Commssion, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants (brokers) and interbank market makers through which the Trust trades.

C.	Method of Reporting

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Trust’s management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions and other trading fees paid directly to the broker are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of units outstanding.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Income Taxes

The Trust prepares calendar year U.S. and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust’s income, expenses and trading gains or losses.

E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At December 31, 2004, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $15,483.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At December 31, 2004, the amount of unreimbursed offering costs incurred by Campbell & Company is $779,664.

F.	Foreign Currency Transactions

The Trust’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Trust are made by subscription agreement, subject to acceptance by Campbell & Company.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

The Trust is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A unitholder may request and receive redemption of units owned, subject to restrictions in the Amended and Restated Declaration of Trust and Trust Agreement.

Note 7.	TRADING ACTIVITIES AND RELATED RISKS

The Trust engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, “derivatives”). The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker at December 31, 2004 and 2003 was $23,205,469 and $19,483,115, respectively, which equals 66% and 59% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2004 and 2003 was $10,212,526 and $10,999,058, respectively, which equals 29% and 34% of Net Asset Value, respectively. These amounts are included in cash.

The Trust trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

The Trust has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of Trust assets on deposit may be limited to account insurance or other protection afforded such deposits.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward currency contracts
	(exchange traded)		(non-exchange traded)
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Gross unrealized gains	$697,507	$787,909	$1,435,900	$2,379,878
Gross unrealized losses	(182,097)	(204,440)	(1,977,472)	(1,274,230)

Net unrealized gain (loss)	$515,410	$583,469	$(541,572)	$1,105,648

Open contracts generally mature within three months; as of December 31, 2004, the latest maturity date for open futures contracts is September 2005, and the latest maturity date for open forward currency contracts is March 2005. However, the Trust intends to close all contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers which Campbell & Company believes to be creditworthy. The unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.	GUARANTEES

In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2004, 2003 and 2002. This information has been derived from information presented in the financial statements.

	2004	2003	2002
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$1,377.63	$1,124.58	$973.64

Income (loss) from operations:
Total trading gains (1)	215.51	345.54	213.53
Expenses net of interest income (1)	(78.44)	(80.76)	(53.19)

Total income from operations	137.07	264.78	160.34

Offering costs (1)	(13.31)	(11.73)	(9.40)

Net asset value per unit at end of year	$1,501.39	$1,377.63	$1,124.58

Total Return	8.98%	22.50%	15.50%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	(3.08)%	(3.11)%	(3.14)%
Performance fee	(3.58)%	(4.29)%	(3.65)%

Total expenses	(6.66)%	(7.40)%	(6.79)%

Expenses net of interest income (2)	(1.81)%	(2.07)%	(1.53)%

Total returns are calculated based on the change in value of a unit during the year. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Expenses net of interest income per unit and offering costs per unit are calculated by dividing expenses net of interest income and offering costs by the average number of units outstanding during the year. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Chief Financial Officer	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Chief Financial Officer	E 5

E-1