Form 10-Q
period 2005-03-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2005-05-13
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

(410) 296-3301

(Registrant’s telephone number, including area code)

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

Total number of Pages: 27

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of March 31, 2005 (Unaudited) and December 31, 2004 (Audited)	3

Condensed Schedules of Investments as of March 31, 2005 (Unaudited) and December 31, 2004 (Audited)	4-5

Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	6

Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	7

Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	19-25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION	26

Item 6. Exhibits and Reports on Form 8-K	26

SIGNATURES

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 31,	December 31,
	2005	2004
ASSETS
Equity in broker trading accounts
Cash	$1,896,507	$1,737,399
United States government securities	23,792,405	23,205,469
Unrealized gain on open futures contracts	622,972	515,410

Deposits with broker	26,311,884	25,458,278

Cash	2,495,580	10,308,861
United States government securities	5,997,801	0
Unrealized (loss) on open forward currency contracts	(372,454)	(541,572)

Total assets	$34,432,811	$35,225,567

LIABILITIES
Accounts payable	$20,127	$27,679
Brokerage fee	46,413	49,029
Commissions and other trading fees on open contracts	11,973	18,513
Offering costs payable	14,656	15,483
Redemptions payable	62,810	159,478

Total liabilities	155,979	270,182

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 1,413.580 units outstanding at March 31, 2005 and December 31, 2004	2,060,420	2,122,335
Other Unitholders – 22,102.461 and 21,868.461 units outstanding at March 31, 2005 and December 31, 2004	32,216,412	32,833,050

Total unitholders’ capital (Net Asset Value)	34,276,832	34,955,385

	$34,432,811	$35,225,567

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2005
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$14,500,000	05/05/2005	U.S. Treasury Bills	$14,466,859	42.21%
$10,350,000	04/07/2005	U.S. Treasury Bills	10,346,166	30.18%
$5,000,000	06/02/2005	U.S. Treasury Bills	4,977,181	14.52%

		Total United States government securities (cost, including accrued interest, – $29,790,206)	$29,790,206	86.91%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$146,672	0.43%
Metals	13,129	0.04%
Stock index	(126,578)	(0.37)%
Short-term interest rates	66,789	0.19%
Long-term interest rates	376,352	1.10%

Total long futures contracts	$476,364	1.39%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(15,160)	(0.04)%
Metals	(906)	0.00%
Stock index	(2,240)	(0.01)%
Short-term interest rates	37,773	0.11%
Long-term interest rates	127,141	0.37%

Total short futures contracts	$146,608	0.43%

Total futures contracts	$622,972	1.82%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(990,942)	(2.89)%
Various short forward currency contracts	618,488	1.80%

Total forward currency contracts	$(372,454)	(1.09)%

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2004
(Audited)

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

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
TRADING GAINS (LOSSES)
Futures trading gains
Realized	$435,719	$4,100,092
Change in unrealized	107,562	325,998
Brokerage commissions	(20,389)	(21,748)

Gain from futures trading	522,892	4,404,342

Forward currency trading gains (losses)
Realized	(1,579,118)	3,431,035
Change in unrealized	169,118	(1,269,695)
Brokerage commissions	(3,037)	(2,383)

Gain (loss) from forward currency trading	(1,413,037)	2,158,957

Total trading gains (losses)	(890,145)	6,563,299

EXPENSES NET OF INTEREST INCOME
Income
Interest income	204,193	83,795

Expenses
Brokerage fee	244,938	268,055
Performance fee	0	1,245,040
Operating expenses	15,413	14,776

Total expenses	260,351	1,527,871

Expenses net of interest income	(56,158)	(1,444,076)

NET INCOME (LOSS)	$(946,303)	$5,119,223

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)	$(40.35)	$213.31

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$(43.80)	$209.12

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from (for) operating activities
Net income (loss)	$(946,303)	$5,119,223
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(276,680)	943,697
Increase (decrease) in accounts payable and accrued expenses	(16,708)	523,986
Net (purchases) of investments in United States government securities	(6,584,737)	(1,747,394)

Net cash from (for) operating activities	(7,824,428)	4,839,512

Cash flows from (for) financing activities
Addition of units	758,879	1,247,987
Redemption of units	(413,780)	(734,548)
Increase (decrease) in redemptions payable	(96,668)	391,946
Offering costs charged	(77,349)	(84,649)
Increase (decrease) in offering costs payable	(827)	2,509

Net cash from financing activities	170,255	823,245

Net increase (decrease) in cash	(7,654,173)	5,662,757

Cash
Beginning of period	12,046,260	11,993,306

End of period	$4,392,087	$17,656,063

End of period cash consists of:
Cash in broker trading accounts	$1,896,507	$3,463,034
Cash	2,495,580	14,193,029

Total end of period cash	$4,392,087	$17,656,063

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2005

Balances at December 31, 2004	1,413.580	$2,122,335	21,868.461	$32,833,050	23,282.041	$34,955,385

Net (loss) for the three months ended March 31, 2005		(57,253)		(889,050)		(946,303)

Additions	0.000	0	517.994	758,879	517.994	758,879

Redemptions	0.000	0	(283.994)	(413,780)	(283.994)	(413,780)

Offering costs		(4,662)		(72,687)		(77,349)

Balances at March 31, 2005	1,413.580	$2,060,420	22,102.461	$32,216,412	23,516.041	$34,276,832

Three Months Ended March 31, 2004

Balances at December 31, 2003	1,413.580	$1,947,390	22,411.035	$30,874,028	23,824.615	$32,821,418

Net income for the three months ended March 31, 2004		300,592		4,818,631		5,119,223

Additions	0.000	0	823.394	1,247,987	823.394	1,247,987

Redemptions	0.000	0	(466.837)	(734,548)	(466.837)	(734,548)

Offering costs		(4,984)		(79,665)		(84,649)

Balances at March 31, 2004	1,413.580	$2,242,998	22,767.592	$36,126,433	24,181.172	$38,369,431

Net Asset Value Per Managing Owner and Other Unitholders Unit
March 31,	December 31,	March 31,	December 31,
2005	2004	2004	2003
$1,457.59	$1,501.39	$1,586.75	$1,377.63

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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At March 31, 2005, the 401(K) Plan held approximately 43% of the Trust’s outstanding units.

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

The Trust’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which require the use of certain estimates made by the Trust’s management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions and other trading fees paid directly to the broker are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At March 31, 2005, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $14,656.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At March 31, 2005, the amount of unreimbursed offering costs incurred by Campbell & Company is $734,250.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2005 and December 31, 2004 was $29,790,206 and $23,205,469, respectively, which equals 87% and 66% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2005 and December 31, 2004 was $2,407,508 and $10,212,526, respectively, which equals 7% and 29% of Net Asset Value, respectively. These amounts are included in cash.

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

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004
Gross unrealized gains	$848,046	$697,507	$1,183,395	$1,435,900
Gross unrealized losses	(225,074)	(182,097)	(1,555,849)	(1,977,472)

Net unrealized gain (loss)	$622,972	$515,410	$(372,454)	$(541,572)

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 7. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

Open contracts generally mature within three months; as of March 31, 2005, the latest maturity date for open futures contracts is December 2005, and the latest maturity date for open forward currency contracts is June 2005. However, the Trust intends to close all contracts prior to maturity.

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

Note 9. INTERIM FINANCIAL STATEMENTS

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2005 and the statements of operations, cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 10. FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,501.39	$1,377.63

Income (loss) from operations:
Total trading gains (losses) (1)	(38.11)	272.82
Expenses net of interest income (1)	(2.39)	(60.17)

Total income (loss) from operations	(40.50)	212.65

Offering costs (1)	(3.30)	(3.53)

Net asset value per unit at end of period	$1,457.59	$1,586.75

Total Return (3)	(2.92)%	15.18%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	(3.02)%	(3.17)%
Performance fee (3)	0.00%	(3.48)%

Total expenses	(3.02)%	(6.65)%

Expenses net of interest income (2), (4)	(0.65)%	(2.23)%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $27,902,674 have been accepted during the continuing offering period as of March 31, 2005. Redemptions over the same time period total $21,409,984. The Trust commenced operations on October 1, 2001.

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

Results of Operations

The returns for the three months ending March 31, 2005 and 2004 were (2.92)% and 15.18%, respectively.

2005

Of the 2005 year-to-date decrease of the 2.92%, approximately 2.46% was due to trading losses (before commissions) and approximately 0.59% was due to interest income, offset by approximately 1.05% due to brokerage fees and operating cost and offering costs borne by the Trust. An analysis of the 2.46% trading losses by sector is as follows:

Sector	% Gain (Loss)
Energy	1.81%

Interest Rates	0.59

Metals	0.23

Stock Indices	(1.06)

Currencies	(4.03)

(2.46)%

The late December reversal of the major trends in currencies and equities persisted into January leaving the Trust with negative performance for the month. The U.S. Dollar rallied sharply in the first week of the month and held its new levels, which produced losses in the currency sector. The post-election rally in equities gave way to selling in January, which also produced losses for the Trust. The energy sector was positive as crude oil approached $50 per barrel. The interest rate sector was also positive.

The rally in the U.S. Dollar failed early in February and the Dollar ended the month lower. However, the small gains on the Trust’s U.S. Dollar short positions were offset by losses in its non-Dollar currency pairs, resulting in losses in the currency sector overall. This was a difficult interest rate environment with different pressures observable at different points along the yield curve. Consequently, the Trust’s short-term interest rate positions were positive, but not profitable enough to offset the losses in long-term interest rates. The stock index sector was the best performing sector for the month as the equity markets reversed again and traded higher reclaiming a portion of the losses in January. Crude oil’s continued rally also contributed profits for the month.

The Trust had a small trading profit in the month of March. The gains for the month were in the interest rate sector, as both short-term and long-term positions were profitable, and in the energy sector where crude oil made a new high. The U.S. Dollar closed higher for the month, reversing a long downtrend, which caused losses for the Trust. In addition, the Trust incurred losses in its non-Dollar currency positions in March making the currency sector the worst performing sector for the first quarter. The equity index markets also reversed and ended the month lower which caused losses for the Trust.

2004

Of the 2004 year-to-date increase of the 15.18%, approximately 19.52% was due to trading gains (before commissions) and approximately 0.23% was due to interest income, offset by approximately 4.57% due to brokerage fees, performance fees, and operating cost and offering costs borne by the Trust. An analysis of the 19.52% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	11.50%

Currencies	6.56

Energy	1.62

Metals	(0.12)

Stock Indices	(0.04)

19.52%

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

Standard of Materiality

     Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Trust’s market sensitive instruments.

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

     The Trust’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Trust estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The one day 97.5% confidence level of the Trust’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

     The Trust uses approximately one year of daily market data and revalues its portfolio for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily “simulated profit and loss” outcomes. The VaR is the 2.5 percentile of this distribution.

     The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

     The Trust’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange dealer-based instruments. It is also not based on exchange and/or dealer-based maintenance margin requirements.

     VaR models, including the Trust’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by the Trust in its daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

     Because the business of the Trust is the speculative trading of futures, forwards and options, the composition of the Trust’s trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The Trust’s Trading Value at Risk in Different Market Sectors

     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2005 and December 31, 2004 and the trading gains/losses by market category for the three months ended March 31, 2005 and the year ended December 31, 2004.

	March 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.93%	(4.03)%
Long-Term Interest Rates	0.49%	(0.69)%
Short-Term Interest Rates	0.21%	1.28%
Stock Indices	0.55%	(1.06)%
Energy	0.24%	1.81%
Metals	0.08%	0.23%

Aggregate/Total	1.32%	(2.46)%

*- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** - Of the return for the three months ended March 31, 2005, approximately 2.46% was due to trading losses (before commissions), approximately 0.59% was due interest income offset by approximately 1.05% due to brokerage fees, management fees and operating costs borne by the Trust giving a net return of (2.92)%.

	December 31, 2004
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.19%	2.68%
Long-Term Interest Rates	0.82%	10.57%
Short-Term Interest Rates	0.25%	2.49%
Stock Indices	0.60%	(1.85)%
Energy	0.18%	2.22%
Metals	0.11%	(0.58)%

Aggregate/Total	1.86%	15.53%

*- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**- Of the return for the year ended December 31, 2004, approximately 15.53% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.81% in brokerage fees, performance fees, and operating and offering costs borne by the Trust giving a net return of 8.98%.

Material Limitations oF Value at Risk as an Assessment of Market Risk

The following limitations of VaR as an assessment of market risk should be noted:

1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

VaR is not necessarily representative of historic risk nor should it be used to predict the Trust’s future financial performance or its ability to manage and monitor risk. There can be no assurance that the Trust’s actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 40 trading days.

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

     The following were the primary trading risk exposures of the Trust as of March 31, 2005, by market sector.

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

     The following were the only non-trading risk exposures of the Trust as of March 31, 2005.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The means by which Campbell & Company attempts to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points at which open positions must be closed out.

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

CAMPBELL ALTERNATIVE ASSET TRUST (Registrant)

	By:	Campbell & Company, Inc. Managing Owner

Date: May 13, 2005	By:	/s/Theresa D. Becks

Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2- E3
31.02	Certification by Chief Financial Officer	E 4 –E5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

E 1