Form 10-Q
period 2005-06-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2005-08-15
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Total number of Pages: 28

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Financial Condition as of June 30, 2005 (Unaudited) and December 31, 2004 (Audited)	3

	Condensed Schedules of Investments as of June 30, 2005 (Unaudited) and December 31, 2004 (Audited)	4-5

	Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	7

	Statements of Changes in Partners' Capital (Net Asset Value) for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	8

	Notes to Financial Statements (Unaudited)	9-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20-25

Item 4.	Controls and Procedures	26

PART II — OTHER INFORMATION		27

Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2005 (Unaudited) and December 31, 2004 (Audited)
_______________

	June 30,	December 31,
	2005	2004
ASSETS
Equity in broker trading accounts
Cash	$3,517,422	$1,737,399
United States government securities	23,782,666	23,205,469
Unrealized gain on open futures contracts	1,159,744	515,410

Deposits with broker	28,459,832	25,458,278

Cash	3,261,587	10,308,861
United States government securities	5,987,456	0
Unrealized gain (loss) on open forward currency contracts	1,289,081	(541,572)

Total assets	$38,997,956	$35,225,567

LIABILITIES
Accounts payable	$19,218	$27,679
Brokerage fee	51,874	49,029
Performance fee	72,533	0
Commissions and other trading fees on open contracts	14,692	18,513
Offering costs payable	16,382	15,483
Redemptions payable	238,130	159,478

Total liabilities	412,829	270,182

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner — 1,413.580 units outstanding at June 30, 2005 and December 31, 2004	2,321,749	2,122,335
Other Unitholders — 22,078.644 and 21,868.461 units outstanding at June 30, 2005 and December 31, 2004	36,263,378	32,833,050

Total unitholders’ capital (Net Asset Value)	38,585,127	34,955,385

	$38,997,956	$35,225,567

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2005
(Unaudited)
_______________
UNITED STATES GOVERNMENT SECURITIES

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$13,500,000	08/04/2005	U.S. Treasury Bills	$13,464,683	34.89%
$ 6,000,000	07/28/2005	U.S. Treasury Bills	5,987,456	15.52%
$ 6,000,000	09/01/2005	U.S. Treasury Bills	5,969,930	15.47%
$ 4,350,000	07/07/2005	U.S. Treasury Bills	4,348,053	11.27%

	Total United States government securities (cost, including accrued interest, – $29,770,122)		$29,770,122	77.15%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$99,838	0.26%
Metals	18,425	0.05%
Stock index	(18,794)	(0.04)%
Short-term interest rates	437,709	1.13%
Long-term interest rates	618,667	1.60%

Total long futures contracts	$1,155,845	3.00%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$2,880	0.01%
Metals	1,019	0.00%

Total short futures contracts	$3,899	0.01%

Total futures contracts	$1,159,744	3.01%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(95,785)	(0.25)%
Various short forward currency contracts	1,384,866	3.59%

Total forward currency contracts	$1,289,081	3.34%

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2004
(Audited)
_______________
UNITED STATES GOVERNMENT SECURITIES

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$14,500,000	02/03/2005	U.S. Treasury Bills	$14,474,546	41.41%
$ 5,000,000	03/03/2005	U.S. Treasury Bills	4,981,785	14.25%
$ 3,750,000	01/06/2005	U.S. Treasury Bills	3,749,138	10.73%

	Total United States government securities (cost, including accrued interest, – $23,205,469)		$23,205,469	66.39%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(67,171)	(0.19)%
Metals	22,747	0.06%
Stock index	284,504	0.81%
Short-term interest rates	(26,703)	(0.08)%
Long-term interest rates	271,151	0.78%

Total long futures contracts	$484,528	1.38%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(29,095)	(0.08)%
Short-term interest rates	60,064	0.17%
Long-term interest rates	(87)	0.00%

Total short futures contracts	$30,882	0.09%

Total futures contracts	$515,410	1.47%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$1,054,128	3.02%
Various short forward currency contracts	(1,595,700)	(4.57)%

Total forward currency contracts	$(541,572)	(1.55)%

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$1,322,231	$(984,871)	$1,757,950	$3,115,221
Change in unrealized	536,772	(1,158,444)	644,334	(832,446)
Brokerage commissions	(28,166)	(12,247)	(48,555)	(33,995)

Gain (loss) from futures trading	1,830,837	(2,155,562)	2,353,729	2,248,780

Forward trading gains (losses)
Realized	1,108,263	(1,079,132)	(470,855)	2,351,903
Change in unrealized	1,661,535	(343,377)	1,830,653	(1,613,072)
Brokerage commissions	(2,109)	(1,770)	(5,146)	(4,153)

Gain (loss) from forward trading	2,767,689	(1,424,279)	1,354,652	734,678

Total trading gains (losses)	4,598,526	(3,579,841)	3,708,381	2,983,458

EXPENSES NET OF INTEREST INCOME
Income
Interest income	237,025	88,667	441,218	172,462

Expenses
Brokerage fee	260,807	251,598	505,745	519,653
Performance fee	129,054	0	129,054	1,245,040
Operating expenses	15,670	18,579	31,083	33,355

Total expenses	405,531	270,177	665,882	1,798,048

Expenses net of interest income	(168,506)	(181,510)	(224,664)	(1,625,586)

NET INCOME (LOSS)	$4,430,020	$(3,761,351)	$3,483,717	$1,357,872

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDER UNIT (based on weighted average number of units outstanding during the period)	$188.63	$(156.04)	$148.14	$56.46

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDER UNIT	$184.87	$(159.05)	$141.07	$50.07

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
_______________

	2005	2004
Cash flows from (for) operating activities
Net income	$3,483,717	$1,357,872
Adjustments to reconcile net income to net cash from (for) operating activities
Net change in unrealized	(2,474,987)	2,445,518
Increase (decrease) in accounts payable and accrued expenses	63,096	(254,194)
Net (purchases) of investments in United States government securities	(6,564,653)	(3,244,897)

Net cash from (for) operating activities	(5,492,827)	304,299

Cash flows from (for) financing activities
Addition of units	1,114,549	1,523,779
Redemption of units	(808,814)	(1,360,392)
Increase in redemptions payable	78,652	298,299
Offering costs charged	(159,710)	(164,100)
Increase (decrease) in offering costs payable	899	(362)

Net cash from financing activities	225,576	297,224

Net increase (decrease) in cash	(5,267,251)	601,523

Cash
Beginning of period	12,046,260	11,993,306

End of period	$6,779,009	$12,594,829

End of period cash consists of:
Cash in broker trading accounts	$3,517,422	$1,179,127
Cash	3,261,587	11,415,702

Total end of period cash	$6,779,009	$12,594,829

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
_______________

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2005

Balances at December 31, 2004	1,413.580	$2,122,335	21,868.461	$32,833,050	23,282.041	$34,955,385

Net income for the six months ended June 30, 2005		209,027		3,274,690		3,483,717

Additions	0.000		742.487	1,114,549	742.487	1,114,549

Redemptions	0.000		(532.304)	(808,814)	(532.304)	(808,814)

Offering costs		(9,613)		(150,097)		(159,710)

Balances at June 30, 2005	1,413.580	$2,321,749	22,078.644	$36,263,378	23,492.224	$38,585,127

Six Months Ended June 30, 2004

Balances at December 31, 2003	1,413.580	$1,947,390	22,411.035	$30,874,028	23,824.615	$32,821,418

Net income for the six months ended June 30, 2004		80,422		1,277,450		1,357,872

Additions	0.000	0	1,012.026	1,523,779	1,012.026	1,523,779

Redemptions	0.000	0	(896.982)	(1,360,392)	(896.982)	(1,360,392)

Offering costs		(9,644)		(154,456)		(164,100)

Balances at June 30, 2004	1,413.580	$2,018,168	22,526.079	$32,160,409	23,939.659	$34,178,577

Net Asset Value Per Managing Owner and Other Unitholders Unit
June 30,	December 31,	June 30,	December 31,
2005	2004	2004	2003
$1,642.46	$1,501.39	$1,427.70	$1,377.63

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
_______________

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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At June 30, 2005, the 401(K) Plan held approximately 44% of the Trust’s outstanding units.

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

The Trust’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which require the use of certain estimates made by the Trust’s management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions and other trading fees paid directly to the broker are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of units outstanding.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	D.	Income Taxes

The Trust prepares calendar year U.S. and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust’s income, expenses and trading gains or losses.

	E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At June 30, 2005, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $16,382.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At June 30, 2005, the amount of unreimbursed offering costs incurred by Campbell & Company is $689,471.

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
_______________

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
_______________

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2005 and December 31, 2004 was $29,770,122 and $23,205,469, respectively, which equals 77% and 66% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2005 and December 31, 2004 was $3,170,640 and $10,212,526, respectively, which equals 8% and 29% of Net Asset Value, respectively. These amounts are included in cash.

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

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004
Gross unrealized gains	$1,309,182	$697,507	$1,888,003	$1,435,900
Gross unrealized losses	(149,438)	(182,097)	(598,922)	(1,977,472)

Net unrealized gain (loss)	$1,159,744	$515,410	$1,289,081	$(541,572)

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_______________

Note 7.	TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

Open contracts generally mature within three months; as of June 30, 2005, the latest maturity date for open futures contracts is March 2006, and the latest maturity date for open forward currency contracts is September 2005. However, the Trust intends to close all contracts prior to maturity.

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2005, the statements of operations for the three months and six months ended June 30, 2005 and 2004, and the related statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and the statements of cash flows for the six months ended June 30, 2005 and 2004.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_______________

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,457.59	$1,586.75	$1,501.39	$1,377.63

Income (loss) from operations:
Total trading gains (losses) (1)	195.54	(148.22)	157.44	124.48
Expenses net of interest income (1)	(7.17)	(7.53)	(9.57)	(67.59)

Total income (loss) from operations	188.37	(155.75)	147.87	56.89

Offering costs (1)	(3.50)	(3.30)	(6.80)	(6.82)

Net asset value per unit at end of period	$1,642.46	$1,427.70	$1,642.46	$1,427.70

Total Return (3)	12.68%	(10.02)%	9.40%	3.63%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	(3.08)%	(3.01)%	(3.04)%	(3.11)%
Performance fee (3)	(0.36)%	0.00%	(0.37)%	(3.50)%

Total expenses	(3.44)%	(3.01)%	(3.41)%	(6.61)%

Expenses net of interest income (2), (4)	(0.44)%	(2.02)%	(0.54)%	(2.14)%

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
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $28,258,343 have been accepted during the continuing offering period as of June 30, 2005. Redemptions over the same time period total $21,805,018. The Trust commenced operations on October 1, 2001.
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
Results of Operations
The returns for the six months ending June 30, 2005 and 2004 were 9.40% and 3.63%, respectively.
2005
Of the 2005 year-to-date increase of the 9.40%, approximately 10.49% was due to trading gains (before commissions) and approximately 1.25% was due to interest income, offset by approximately 2.34% due to brokerage fees, performance fee, operating cost and offering costs borne by the Trust. An analysis of the 10.49% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	8.62%
Currencies	3.80
Energy	1.48
Metals	0.18
Stock Indices	(3.59)

10.49%

The late December 2004 reversal of the major trends in currencies and equities persisted into January 2005 leaving the Trust with negative performance for the month. The U.S. Dollar rallied sharply in the first week of the month and held its new levels, which produced losses in the currency sector. The post-election rally in equities gave way to selling in January, which also produced losses for the Trust. The energy sector was positive as crude oil approached $50 per barrel. The interest rate sector was also positive.
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
Gains in the interest rate and currency sectors led to a positive return for April. Interest rate instruments continued the rally which began in late March. The energy sector was the worst performing sector for the month. Crude oil prices fell by almost $8 a barrel, which, combined with the related sell-off in other energy products, resulted in losses for the month. Equity indices were also negative with stock prices ending lower following sharp declines mid-month.
The Trust had a positive return in May which brought the Trust’s year-to-date return into positive territory. The interest rate and currency sectors continued their profitability in April into May. The apparent breakdown of the EU constitutional ratification process was a key development late in the month causing investors to readjust their expectations for the Euro. The shift in favor of the

U.S. Dollar topped off a six week rally that led to its highest level since before the U.S. elections last year which benefited the Trust’s currency positions. The Trust’s interest rate positions benefited from the U.S. 10-year Treasury yield being pushed once again below 4%.
In June, global uncertainties continued to provide profitable trends for the Trust. The U.S. Dollar was up sharply in June to new six month highs, as the Euro and Yen continued a steep six-week slide. A further flattening of the yield curve provided a profitable opportunity for the Trust’s models and the fixed income sector. Several energy markets made new all-time highs in June contributing to the Trust’s profits for the month.
2004
For the 2004 year-to-date increase of the 3.63%, approximately 8.66% was due to trading gains (before commissions) and approximately 0.49% was due to interest income, offset by approximately 5.52% due to brokerage fees, performance fees, and operating cost and offering costs borne by the Trust. An analysis of the 8.66% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	6.26%
Currencies	2.38
Energy	2.12
Metals	(0.18)
Stock Indices	(1.92)

8.66%

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
June was another month of choppy, range-bound trading, which resulted in negative performance for the Trust in all sectors. The market impact of unfolding events in Iraq had diminished greatly, and many traders were reluctant to take positions ahead of the Fed’s June 30 interest rates announcement. Absent any other significant news, the markets remained trendless and did not provide the opportunities needed to produce positive returns.
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

The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2005 and December 31, 2004 and the trading gains/losses by market category for the six months ended June 30, 2005 and the year ended December 31, 2004.

	June 30, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.28%	3.80%
Long-Term Interest Rates	0.96%	5.06%
Short-Term Interest Rates	0.39%	3.56%
Stock Indices	0.39%	(3.59)%
Energy	0.48%	1.48%
Metals	0.05%	0.18%

Aggregate/Total	1.93%	10.49%

* — The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.
** — Of the return for the six months ended June 30, 2005, approximately 10.49% was due to trading gains (before commissions), approximately 1.25% was due interest income offset by approximately 2.34% due to brokerage fees, performance fee, operating costs and offering costs borne by the Trust giving a net return of 9.40%.

	December 31, 2004
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.19%	2.68%
Long-Term Interest Rates	0.82%	10.57%
Short-Term Interest Rates	0.25%	2.49%
Stock Indices	0.60%	(1.85)%
Energy	0.18%	2.22%
Metals	0.11%	(0.58)%

Aggregate/Total	1.86%	15.53%

* — The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.
** — Of the return for the year ended December 31, 2004, approximately 15.53% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.81% in brokerage fees, performance fees, and operating and offering costs borne by the Trust giving a net return of 8.98%.
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
     The following were the primary trading risk exposures of the Trust as of June 30, 2005, by market sector.
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
     The following were the only non-trading risk exposures of the Trust as of June 30, 2005.
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

CAMPBELL ALTERNATIVE ASSET TRUST
(Registrant)

By:	Campbell & Company, Inc.
Managing Owner

Date: August 15, 2005	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E3
31.02	Certification by Chief Financial Officer	E 4 — E5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

E 1