Form 10-Q
period 2005-09-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2005-11-14
CIK 1114485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
Total number of Pages: 29

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Financial Condition as of September 30, 2005 (Unaudited) and December 31, 2004 (Audited)	3

	Condensed Schedule of Investments as of September 30, 2005 (Unaudited) and December 31, 2004 (Audited)	4-5

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	8

	Notes to Financial Statements (Unaudited)	9-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21-26

Item 4.	Controls and Procedures	27

PART II — OTHER INFORMATION		28

SIGNATURES

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30,	December 31,
	2005	2004
ASSETS
Equity in broker trading accounts
Cash	$1,446,576	$1,737,399
United States government securities	27,263,917	23,205,469
Net unrealized gain on open futures contracts	834,869	515,410

Total equity in broker trading accounts	29,545,362	25,458,278

Cash	2,929,174	10,308,861
United States government securities	4,965,968	0
Net unrealized gain (loss) on open forward currency contracts	821,906	(541,572)

Total assets	$38,262,410	$35,225,567

LIABILITIES
Accounts payable	$26,565	$27,679
Brokerage fee	49,478	49,029
Commissions and other trading fees on open contracts	9,976	18,513
Offering costs payable	15,624	15,483
Redemptions payable	29,763	159,478

Total liabilities	131,406	270,182

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner — 1,413.580 units outstanding at September 30, 2005 and December 31, 2004	2,311,147	2,122,335
Other Unitholders — 21,908.714 and 21,868.461 units outstanding at September 30, 2005 and December 31, 2004	35,819,857	32,833,050

Total unitholders’ capital (Net Asset Value)	38,131,004	34,955,385

Total liabilities and unitholders’ capital	$38,262,410	$35,225,567

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2005
(Unaudited)
UNITED STATES GOVERNMENT SECURITIES

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$13,500,000	11/03/2005	U.S. Treasury Bills	$13,458,297	35.29%
$ 6,600,000	10/06/2005	U.S. Treasury Bills	6,597,204	17.30%
$ 7,250,000	12/01/2005	U.S. Treasury Bills	7,208,416	18.91%
$ 5,000,000	12/15/2005	U.S. Treasury Bills	4,965,968	13.02%

	Total United States government securities (cost, including accrued interest, — $32,229,885)		$32,229,885	84.52%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(21,250)	(0.06)%
Metals	55,525	0.15%
Stock index	461,839	1.21%
Short-term interest rates	2,028	0.00%
Long-term interest rates	(41,256)	(0.11)%

Total long futures contracts	$456,886	1.19%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(54,046)	(0.14)%
Short-term interest rates	192,451	0.51%
Long-term interest rates	239,578	0.63%

Total short futures contracts	$377,983	1.00%

Total futures contracts	$834,869	2.19%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(2,227,138)	(5.84)%
Various short forward currency contracts	3,049,044	8.00%

Total forward currency contracts	$821,906	2.16%

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2004
(Audited)
UNITED STATES GOVERNMENT SECURITIES

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$14,500,000	02/03/2005	U.S. Treasury Bills	$14,474,546	41.41%
$ 5,000,000	03/03/2005	U.S. Treasury Bills	4,981,785	14.25%
$ 3,750,000	01/06/2005	U.S. Treasury Bills	3,749,138	10.73%

	Total United States government securities (cost, including accrued interest, — $23,205,469)		$23,205,469	66.39%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(67,171)	(0.19)%
Metals	22,747	0.06%
Stock index	284,504	0.81%
Short-term interest rates	(26,703)	(0.08)%
Long-term interest rates	271,151	0.78%

Total long futures contracts	$484,528	1.38%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(29,095)	(0.08)%
Short-term interest rates	60,064	0.17%
Long-term interest rates	(87)	0.00%

Total short futures contracts	$30,882	0.09%

Total futures contracts	$515,410	1.47%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$1,054,128	3.02%
Various short forward currency contracts	(1,595,700)	(4.57)%

Total forward currency contracts	$(541,572)	(1.55)%

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$1,041,712	$(688,863)	$2,799,662	$2,426,358
Change in unrealized	(324,875)	440,975	319,459	(391,471)
Brokerage commissions	(28,741)	(15,607)	(77,296)	(49,602)

Net gain (loss) from futures trading	688,096	(263,495)	3,041,825	1,985,285

Forward trading gains (losses)
Realized	(328,699)	(1,597,494)	(799,554)	754,409
Change in unrealized	(467,175)	1,094,534	1,363,478	(518,538)
Brokerage commissions	(3,230)	(2,454)	(8,376)	(6,607)

Net gain (loss) from forward trading	(799,104)	(505,414)	555,548	229,264

Total net trading gains (losses)	(111,008)	(768,909)	3,597,373	2,214,549

EXPENSES NET OF INTEREST INCOME
Income
Interest income	300,025	112,926	741,243	285,388

Expenses
Brokerage fee	272,017	239,985	777,762	759,638
Performance fee	361	0	129,415	1,245,040
Operating expenses	17,353	15,148	48,436	48,503

Total expenses	289,731	255,133	955,613	2,053,181

Expenses net of interest income	10,294	(142,207)	(214,370)	(1,767,793)

NET INCOME (LOSS)	$(100,714)	$(911,116)	$3,383,003	$446,756

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDER UNIT (based on weighted average number of units outstanding during the period)	$(4.30)	$(38.10)	$144.17	$18.61

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDER UNIT	$(7.50)	$(41.28)	$133.57	$8.79

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from (for) operating activities
Net income	$3,383,003	$446,756
Adjustments to reconcile net income to net cash from (for) operating activities
Net change in unrealized	(1,682,937)	910,009
Increase (decrease) in accounts payable and accrued expenses	(9,202)	(246,046)
Net purchases of investments in United States government securities	(9,024,416)	(2,986,007)

Net cash from (for) operating activities	(7,333,552)	(1,875,288)

Cash flows from (for) financing activities
Addition of units	1,456,835	1,786,767
Redemption of units	(1,548,324)	(1,588,269)
Offering costs	(245,469)	(241,081)

Net cash from (for) financing activities	(336,958)	(42,583)

Net decrease in cash	(7,670,510)	(1,917,871)

Cash
Beginning of period	12,046,260	11,993,306

End of period	$4,375,750	$10,075,435

End of period cash consists of:
Cash in broker trading accounts	$1,446,576	$951,821
Cash	2,929,174	9,123,614

Total end of period cash	$4,375,750	$10,075,435

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2005

Balances at December 31, 2004	1,413.580	$2,122,335	21,868.461	$32,833,050	23,282.041	$34,955,385
Net income for the nine months ended September 30, 2005	—	203,608	—	3,179,395	—	3,383,003
Additions	0.000	0	954.093	1,456,835	954.093	1,456,835
Redemptions	0.000	0	(913.840)	(1,418,609)	(913.840)	(1,418,609)
Offering costs	—	(14,796)	—	(230,814)	—	(245,610)

Balances at September 30, 2005	1,413.580	$2,311,147	21,908.714	$35,819,857	23,322.294	$38,131,004

Nine Months Ended September 30, 2004

Balances at December 31, 2003	1,413.580	$1,947,390	22,411.035	$30,874,028	23,824.615	$32,821,418
Net income for the nine months ended September 30, 2004	—	26,549	—	420,207	—	446,756
Additions	0.000	0	1,199.039	1,786,767	1,199.039	1,786,767
Redemptions	0.000	0	(1,057.805)	(1,588,269)	(1,057.805)	(1,588,269)
Offering costs	—	(14,123)	—	(225,762)	—	(239,885)

Balances at September 30, 2004	1,413.580	$1,959,816	22,552.269	$31,266,971	23,965.849	$33,226,787

Net Asset Value per Managing Owner and Other Unitholders Unit

September 30,	December 31,	September 30,	December 31,
2005	2004	2004	2003
$1,634.96	$1,501.39	$1,386.42	$1,377.63

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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At September 30, 2005, the 401(K) Plan held approximately 44% of the Trust’s outstanding units.

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

The Trust prepares calendar year U.S. and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust’s income, expenses and trading gains or losses. Income taxes have not been provided, as each unitholder is individually liable for the taxes, if any, on their share of the Fund’s income and expenses.

E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At September 30, 2005, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $15,624.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At September 30, 2005, the amount of unreimbursed offering costs incurred by Campbell & Company is $641,332.

F.	Foreign Currency Transactions

The Trust’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income.

H.	Reclassification

Certain amounts in the 2004 financial statements were reclassified to conform with the 2005 presentation.

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

Purchases and sales of futures contracts require margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2005 and December 31, 2004 was $32,229,885 and $23,205,469, respectively, which equals 85% and 66% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2005 and December 31, 2004 was $2,927,075 and $10,212,526, respectively, which equals 8% and 29% of Net Asset Value, respectively. These amounts are included in cash.

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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 7.	TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Gross unrealized gains	$981,167	$697,507	$3,400,270	$1,435,900
Gross unrealized losses	(146,298)	(182,097)	(2,578,364)	(1,977,472)

Net unrealized gain (loss)	$834,869	$515,410	$821,906	$(541,572)

Open contracts generally mature within three months; as of September 30, 2005, the latest maturity date for open futures contracts is June 2006, and the latest maturity date for open forward currency contracts is December 2005. However, the Trust intends to close all contracts prior to maturity.

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2005, the statements of operations for the three months and nine months ended September 30, 2005 and 2004, and the related statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and the statements of cash flows for the nine months ended September 30, 2005 and 2004.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
Per Unit Performance	2005	2004	2005	2004
(for a unit outstanding throughout the entire period)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net asset value per unit at beginning of period	$1,642.46	$1,427.70	$1,501.39	$1,377.63

Income (loss) from operations:
Total net trading gains (losses) (1)	(4.27)	(32.16)	153.18	92.42
Expenses net of interest income (1)	0.44	(5.95)	(9.14)	(73.64)

Total income (loss) from operations	(3.83)	(38.11)	144.04	18.78

Offering costs (1)	(3.67)	(3.17)	(10.47)	(9.99)

Net asset value per unit at end of period	$1,634.96	$1,386.42	$1,634.96	$1,386.42

Total Return (3)	(0.46)%	(2.89)%	8.90%	0.64%

Supplemental Data

Ratios to average net assets:
Expenses prior to performance fee (4)	3.04%	3.03%	3.05%	3.09%
Performance fee (3), (5)	0.00%	0.00%	0.36%	3.57%

Total expenses	3.04%	3.03%	3.41%	6.66%

Expenses net of interest income (2), (4)	(0.11)%	1.69%	0.31%	2.00%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Expenses net of interest income per unit and offering costs per unit are calculated by dividing the expenses net of interest income and offering costs by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized.

(4)	Annualized.

(5)	The performance fee for the three months ended was less than 0.005%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the Trust) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $28,600,632 have been accepted during the continuing offering period as of September 30, 2005. Redemptions over the same time period total $22,414,813. The Trust commenced operations on October 1, 2001.
As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust’s significant accounting policies are described in detail in Note 1 of the Financial Statements.
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
Results of Operations
The returns for the nine months ending September 30, 2005 and 2004 were 8.90% and 0.64%, respectively.
2005
Of the 2005 year-to-date increase of the 8.90%, approximately 10.18% was due to trading gains (before commissions) and approximately 2.05% was due to interest income, offset by approximately 3.33% due to brokerage fees, operating cost and offering costs and performance fees borne by the Trust. An analysis of the 10.18% trading gains by sector is as follows:

Sector	% Gain (Loss)
Energy	4.22%

Interest Rates	3.16

Currencies	1.73

Metals	0.54

Stock Indices	0.53

10.18%

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
The Trust reported its fifth consecutive monthly gain in July. Markets were rattled following the Chinese currency revaluation, but much of the initial decline in the U.S. Dollar was recovered the following day. The equity markets ended the month broadly higher and were the Trust’s most profitable sector, while the interest rates sector traded lower and generated the Trust’s largest losses. Energy markets traded lower early in the month, but ended near all-time highs and at a profit for the Trust’s long positions.
August saw sharp trend reversals occur in each of the major financial sectors, resulting in losses for the Trust. The currency sector was the Trust’s worst performing sector. The U.S. Dollar peaked at the end of July, then reversed sharply and traded close to its recent lows at the end of August. A similar reversal occurred in the interest rates sector, resulting in losses at both ends of the yield curve. The equity markets trended higher in July, but record energy prices caused a sharp sell-off in August and resulted in a loss in this sector. The energy and metal sectors were the only profitable sectors in the Trust this month, but the size of positions was not sufficient to offset the losses incurred in the financial sectors.
In September, the Trust saw many of the trends in the major financial sectors resume their course. The same sectors that reversed so sharply in August were the most profitable this month, while the energy sector was the only sector that had losses in September. The U.S. Dollar rallied strongly from the start of the month following the late-August sell-off, and again approached the highs for the year. The Trust lost money on some non-U.S. Dollar trades, however the currency sector was profitable overall. The equities sector also finished higher. Fixed income instruments ended lower after the sharp reversals in August and provided solid gains for the Trust’s short positions.
2004
For the 2004 year-to-date increase of the 0.64%, approximately 6.55% was due to trading gains (before commissions) and approximately 0.82% was due to interest income, offset by approximately 6.73% due to brokerage fees, performance fees, and operating cost and offering costs borne by the Trust. An analysis of the 6.55% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	8.19%

Energy	1.87

Currencies	0.94

Metals	(0.31)

Stock Indices	(4.14)

6.55%

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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2005 and December 31, 2004 and the trading gains/losses by market category for the nine months ended September 30, 2005 and the year ended December 31, 2004.

	September 30, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.47%	1.73%
Energy	0.58%	4.22%
Stock Indices	0.56%	0.53%
Long-Term Interest Rates	0.36%	1.30%
Short-Term Interest Rates	0.27%	1.86%
Metals	0.05%	0.54%

Aggregate/Total	1.67%	10.18%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the nine months ended September 30, 2005, approximately 10.18% was due to trading gains (before commissions), approximately 2.05% was due interest income offset by approximately 3.33% due to brokerage fees, management fees and operating costs borne by the Trust giving a net return of 8.90%.

	December 31, 2004
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.19%	2.68%
Long-Term Interest Rates	0.82%	10.57%
Short-Term Interest Rates	0.25%	2.49%
Stock Indices	0.60%	(1.85)%
Energy	0.18%	2.22%
Metals	0.11%	(0.58)%

Aggregate/Total	1.86%	15.53%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2004, approximately 15.53% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.81% in brokerage fees, performance fees, and operating and offering costs borne by the Trust giving a net return of 8.98%.
Material Limitations oF Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Trust as of September 30, 2005, by market sector.
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following represent non-trading risk exposures of the Trust as of September 30, 2005.
Foreign Currency Balances
     The Trust’s primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. Dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).
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

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submissions of Matters to a vote of Security Holders.

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit
Number	Description of Document

31.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL ALTERNATIVE ASSET TRUST
(Registrant)

By:	Campbell & Company, Inc.
Managing Owner

Date: November 14, 2005	By:	/s/Theresa D. Becks
Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2

31.02	Certification by Chief Financial Officer	E 3

32.01	Certification by Chief Executive Officer	E 4

32.02	Certification by Chief Financial Officer	E 5
 E 1