Form 10-K
period 2005-12-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2006-03-31
CIK 1114485

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2005
Commission File Number 0-33311 and 2-84126
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________ to _________
CAMPBELL ALTERNATIVE ASSET TRUST
(Exact name of Registrant as specified in its charter)

DELAWARE	52-2238521

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

210 W. Pennsylvania Avenue Towson, Maryland	21204

Registrant’s telephone number, including area code: (410)296-3301
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
Units of Beneficial Interest

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐       No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐       No ☑
The Registrant has no voting stock. As of December 31, 2005 there were 23,556.698 Units of Beneficial Interest issued and outstanding.
Total number of pages 47. Consecutive page numbers on which exhibits commence: 5.

TABLE OF CONTENTS

		Page
	PART I

ITEM 1.	BUSINESS	1-2

ITEM 1A.	RISK FACTORS	3-9

ITEM 1B.	UNSETTLED STAFF COMMENTS	10

ITEM 2.	PROPERTIES	10

ITEM 3.	LEGAL PROCEEDINGS	10

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	10

ITEM 6.	SELECTED FINANCIAL DATA	10-11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-19

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19-25

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	25

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	25

ITEM 9A.	CONTROLS AND PROCEDURES	25

ITEM 9B.	OTHER INFORMATION	25
	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	25-27

ITEM 11.	EXECUTIVE COMPENSATION	27

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	27-28

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	28

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	28

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
		29-30
SIGNATURES
CERTIFICATIONS
DOCUMENTS INCORPORATED BY REFERENCE — Prospectus dated December 30, 2005 included within the Registration Statement on Post-Effective Amendment No. 5 to Form S-1 (File No. 333-74014), incorporated by reference into Parts I, II, III and IV.

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
     A total of $45,016,217 has been raised in the initial and continuing offering periods through December 31, 2005.
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
Operations
     A description of the business of the Registrant, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Prospectus under “Summary,” “The Risks You Face, “ “Campbell & Company, Inc.,” “Conflicts of Interest” and “Charges to the Trust,” and such description is incorporated herein by reference from the Prospectus.
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
     The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Trust’s assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. As of March 2006, the Trust’s assets are allocated to the different market sectors in approximately the following manner: 52% to currencies, 27% to interest rates, 10% to energy products, 9% to stock indices, and 2% to metals. The contracts traded by the Registrant will fluctuate from time to time.
     The Registrant may, in the future, experience increased competition for the futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.
     The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. The Trust does not maintain a website where these reports are posted. However, the Trust’s filings are posted on the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors
Market Risks
You Could Possibly Lose Your Total Investment in the Trust
     Futures, forward and option contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or a substantial amount of your investment in the Trust.
The Trust Is Highly Leveraged
     Because the amount of margin funds necessary to be deposited in order to enter into a futures, forward or option contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Trust’s account with face values equal to several times the Trust’s net assets. The ratio of margin to equity is typically 10% to 20%, but can range from 5% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.
Your Investment Could Be Illiquid
     Futures, forward and option positions cannot always be liquidated at the desired price. The prices at which a sale or purchase occur may differ from the prices expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases, it is possible that Campbell & Company, as trading advisor, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity.
     Unexpected market illiquidity has caused major losses in recent years in such sectors as emerging markets and mortgage-backed securities. There can be no assurance that the same will not happen to the Trust at any time or from time to time. The large size of the positions which Campbell & Company will acquire for the Trust increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.
     Also, there is no secondary market for the units and none is expected to develop. While the units have redemption rights, there are restrictions. For example, redemptions can occur only at the end of a month. If a large number of redemption requests were to be received at one time, the Trust might have to liquidate positions to satisfy the requests. Such a forced liquidation could adversely affect the Trust and consequently your investment.
     Transfers of interest in the units are subject to limitations, such as 30 days’ advance written notice of any intent to transfer. Also, Campbell & Company may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Trust. See “Declaration of Trust and Trust Agreement — Dispositions.”
Forward and Option Transactions are Over-the-Counter, are Not Regulated and are Subject to Credit Risk
     The Trust trades forward and option contracts in foreign currencies, metals and energy. Such contracts are typically traded over-the-counter through a dealer market, which is dominated by major money center and investment banks, and is not regulated by the Commodity Futures Trading Commission. Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the

Commodity Exchange Act in connection with this trading activity by the Trust. The market for forward and option contracts relies upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Trust to significant losses in the event of trading abuses or financial failure by participants in the forward and option markets which it might otherwise have avoided. Also, the Trust faces the risk of non-performance by its counter-parties to forward and option contracts and such non-performance may cause some or all of its gain to remain unrealized.
     The Trust has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of Trust assets on deposit may be limited to account insurance or other protection afforded such deposits, if any. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers that Campbell & Company believes to be creditworthy.
Options on Futures and Over-the-Counter Contracts are Speculative and Highly Leveraged
     Options on futures and over-the-counter contracts may be used by the Trust to generate premium income or capital gains. The buyer of an option risks losing the entire purchase price (the premium) of the option. The writer (seller) of an option risks losing the difference between the premium received for the option and the price of the commodity, futures or forward contract underlying the option which the writer must purchase or deliver upon exercise of the option (which losses can be unlimited). Specific market movements of the commodity, futures or forward contracts underlying an option cannot accurately be predicted. Successful options trading requires an accurate assessment of near-term volatility in the underlying instruments, as that volatility is immediately reflected in the price of the option. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in trading futures and forwards, where volatility may not have as great an effect on price.
An Investment in the Trust May Not Diversify an Overall Portfolio
     Historically, alternative investments such as managed futures funds have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures, forward and option contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite. Because of this non-correlation, the Trust cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. The futures, forward and option markets are fundamentally different from the securities markets in that for every gain made in a futures, forward or option transaction, the opposing side of that transaction will have an equal and off-setting loss. If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the units and the Trust may have no gains to offset your losses from other investments.
Trading Risks
Campbell & Company Analyzes Primarily Technical Market Data
     The trading systems used by Campbell & Company for the Trust are primarily technical. The profitability of trading under these systems depends on, among other things, the occurrence of significant price movements, up or down, in futures, forward and option prices. Such price movements may not develop; there have been periods in the past without such price movements.
     The likelihood of the units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Campbell & Company’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.

Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase over the past 10 to 15 years in the amount of assets managed by trend-following trading systems like some of the Campbell & Company programs. In 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2004, this estimate had risen to approximately $131.9 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Trust. It may become more difficult for the Trust to implement its trading strategy if these other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward or option positions, or otherwise alter trading patterns.
Speculative Position Limits May Alter Trading Decisions for the Trust
     The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Some exchanges also have established such limits. All accounts controlled by Campbell & Company, including the account of the Trust, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, such limits could cause a modification of Campbell & Company’s trading decisions for the Trust or force liquidation of certain futures positions. Either of these actions may not be in the best interest of the investors.
Increase in Assets Under Management May Make Profitable Trading More Difficult
     Campbell & Company’s current equity under management is at or near its all-time high. Campbell & Company has not agreed to limit the amount of additional equity which it may manage, and is actively engaged in raising assets for existing and new accounts. The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Trust which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Financial, Metal & Energy Large Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to unitholders in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts does exceed the compensation it receives from managing the Trust’s account. Because records with respect to other accounts are not accessible to unitholders in the Trust, the unitholders will not be able to determine if Campbell & Company is favoring other accounts.
Investors Will Not Be Able to Review the Trust’s Holdings on a Daily Basis
     Campbell & Company makes the Trust’s trading decisions. While Campbell & Company receives daily trade confirmations from the futures broker and over-the-counter counterparties, the Trust’s trading results are reported to unitholders monthly. Accordingly, an investment in the Trust does not offer unitholders the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.
Tax Risks
Investors are Taxed Based on Their Share of Trust Income and Gain

     Investors are taxed each year on their share of the Trust’s income and gain, if any, irrespective of whether they redeem any units or receive any cash distribution from the Trust. The managing operator has the authority to make such distributions at any time in its sole discretion.
     All performance information included in this Offering Memorandum is presented on a pre-tax basis; the investors (other than tax-exempt investors) who experienced such performance had to pay the related taxes from other sources.
Tax Could be Due from Investors on Their Share of the Trust’s Ordinary Income Despite Overall Losses
     Investors may be required to pay tax on their allocable share of the Trust’s ordinary income, which is the Trust’s interest income and gain on some foreign futures contracts and certain other investment assets, even though the Trust incurs overall losses. Capital losses can be used only to offset capital gains and, in the case of non-corporate investors, $3,000 of ordinary income each year. Consequently, if an individual investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 economic loss for the year. The $7,000 unused capital loss could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.
There Could be a Limit on the Deductibility of Management and Performance Fees
     Although the Trust treats the management and performance fees paid to the managing operator as ordinary and necessary business expenses, upon audit, the Trust may be required to treat such fees as “investment advisory fees” if the Trust’s trading activities did not constitute a trade or business for tax purposes. Investment advisory fees are subject to substantial restrictions on deductibility for federal income tax purposes. Such treatment would likely create or increase the tax liability of non-corporate unitholders.
Other Risks
Fees and Commissions are Charged Regardless of Profitability and are Subject to Change
     The Trust is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Trust’s profitability. Included in these charges are brokerage fees and operating expenses. On the Trust’s forward and option trading, “bid-ask” spreads and prime brokerage fees are incorporated into the pricing of the Trust’s forward and option contracts by the counterparties in addition to the brokerage fees paid by the Trust. It is not possible to quantify the “bid-ask” spreads paid by the Trust because the Trust cannot determine the profit its counterparty is making on the forward and option transactions. Such spreads can at times be significant. In addition, while currently not contemplated, the Trust Agreement allows for changes to be made to the brokerage fee and performance fee upon sixty days’ notice to the unitholders.
The Futures Broker Could Fail and Has Been Subject to Disciplinary Action
     The current futures broker for the Trust is UBS Financial Services Inc. The Commodity Exchange Act generally requires a futures broker to segregate all funds received from customers from such broker’s proprietary assets. If the futures broker fails to do so, the assets of the Trust might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcy, the Trust could lose the entire amount, or be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the futures broker as margin) was held by the futures broker. The futures broker has been the subject of certain regulatory and private causes of action.

     Furthermore, dealers in forward and option contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. As a result, you do not have such basic protections in the Trust’s forward and option contract trading.
Investors Must Not Rely on the Past Performance of Either Campbell & Company or the Trust in Deciding Whether to Buy Units
     The future performance of the Trust is not predictable, and no assurance can be given that the Trust will perform successfully in the future. Past performance is not necessarily indicative of future results.
Parties to the Trust Have Conflicts of Interest
     Campbell & Company has not established any formal procedures to resolve the following conflicts of interest. Consequently, there is no independent control over how Campbell & Company resolves these conflicts which can be relied upon by investors as ensuring that the Trust is treated equitably with other Campbell & Company clients.
     Campbell & Company has a conflict of interest because it acts as the managing owner and sole trading advisor for the Trust.
     Since Campbell & Company acts as both trading advisor and managing owner for the Trust, it is very unlikely that its advisory contract will be terminated by the Trust. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of up to a 3.5% brokerage fee (of which 2.5% is retained) and a 20% performance fee. Campbell & Company, as managing owner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.
There Are No Independent Experts Representing Investors
     Campbell & Company has consulted with counsel, accountants and other experts regarding the formation and operation of the Trust. No counsel has been appointed to represent the unitholders in connection with the offering of the units. Accordingly, each prospective investor should consult his own legal, tax and financial advisers regarding the desirability of an investment in the Trust.
The Trust Places Significant Reliance on Campbell & Company
     The incapacity of Campbell & Company’s principals could have a material and adverse effect on Campbell & Company’s ability to discharge its obligations under the Trust Agreement. However, there are no individual principals at Campbell & Company whose absence would result in a material and adverse effect on Campbell & Company’s ability to adequately carry out its advisory responsibilities.
The Trust Could Terminate Before Expiration of its Stated Term
     As managing owner, Campbell & Company may withdraw from the Trust upon 120 days’ notice, which would cause the Trust to terminate unless a substitute managing owner were obtained. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

The Trust Is Not a Regulated Investment Company
     Although the Trust and Campbell & Company are subject to regulation by the CFTC, the Trust is not an investment company subject to the Investment Company Act of 1940 and Campbell & Company is not registered as an investment advisor under the Investment Advisors Act of 1940. Accordingly, you do not have the protections afforded by those statutes which, for example, require investment companies to have a majority of disinterested directors and regulates the relationship between the adviser and the investment company.
Proposed Regulatory Change Is Impossible to Predict
     The futures markets are subject to comprehensive statutes, regulations and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures, forward and option transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general. The effect of any future regulatory change on the Trust is impossible to predict, but could be substantial and adverse.
Forwards, Options, Swaps, Hybrids and Other Derivatives Are Not Subject to CFTC Regulation
     The Trust trades foreign exchange contracts and options in the interbank market. In the future, the Trust may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate for floating rate interest. Hybrids are instruments which combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming more liquid. There is no exchange or clearinghouse for these contracts and they are not regulated by the CFTC. The Trust will not receive the protections which are provided by the CFTC’s regulatory scheme for these transactions.
The Trust is Subject to Foreign Market Credit and Regulatory Risk
     A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States. From time to time, as much as 20% to 50% of the Trust’s overall market exposure could involve positions taken on foreign markets. The risk of loss in trading foreign futures contracts and foreign options can be substantial. Participation in foreign futures contracts and foreign options transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.
The Trust is Subject to Foreign Exchange Risk
     The price of any foreign futures or foreign options contract and, therefore, the potential profit and loss thereon, may be affected by any variance in the foreign exchange rate between the time a position is established and the time it is liquidated, offset or exercised. Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, the Trust may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which Campbell & Company bases its strategies may not be as reliable or accessible as it is in the United States. The rights of clients (such as the Trust) in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.

Transfers Could be Restricted
     You may transfer or assign your units only upon 30 days’ prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Trust.
A Single-Advisor Fund May Be More Volatile Than a Multi-Advisor Fund
     The Trust is currently structured as a single-advisor managed futures fund. You should understand that many managed futures funds are structured as multi-advisor funds in order to attempt to control risk and reduce volatility through combining advisors whose historical performance records have exhibited a significant degree of non-correlation with each other. As a single-advisor managed futures fund, the Trust may have increased performance volatility and a higher risk of loss than investment vehicles employing multiple advisors. Campbell & Company may retain additional trading advisors on behalf of the Trust in the future.
The Performance Fee Could be an Incentive to Make Riskier Investments
     Campbell & Company employs a speculative strategy for the Trust and receives performance fees based on the trading profits earned by it for the Trust. Campbell & Company would not agree to manage the Trust’s account in the absence of such a performance fee arrangement. Accordingly, Campbell & Company may make investments that are riskier than might be made if the Trust’s assets were managed by a trading advisor that did not require performance-based compensation.
The Trust May Distribute Profits to Unitholders at Inopportune Times
     Campbell & Company reserves the right to make distributions of profits of the Trust to unitholders at any time in its sole discretion in order to control the growth of the assets under Campbell & Company’s management. Unitholders will have no choice in receiving these distributions as income, and may receive little notice that these distributions are being made. Distributions may be made at an inopportune time for the unitholders.
Potential Inability to Trade or Report Due to Systems Failure
     Campbell & Company’s strategies are dependent to a significant degree on the proper functioning of its internal computer systems. Accordingly, systems failures, whether due to third party failures upon which such systems are dependent or the failure of Campbell & Company’s hardware or software, could disrupt trading or make trading impossible until such failure is remedied. Any such failure, or consequential inability to trade (even for a short time), could, in certain market conditions, cause the Trust to experience significant trading losses or to miss opportunities for profitable trading. Additionally, any such failures could cause a temporary delay in reports to investors.
Potential Disruption or Inability to Trade Due to a Failure to Receive Timely and Accurate Market Data from Third Party Vendors
     Campbell & Company’s strategies are dependent to a significant degree on the receipt of timely and accurate market data from third party vendors. Accordingly, the failure to receive such data in a timely manner or the receipt of inaccurate data, whether due to the acts or omissions of such third party vendors or otherwise, could disrupt trading to the detriment of the Trust or make trading impossible until such failure or inaccuracy is remedied. Any such failure or inaccuracy could, in certain market conditions, cause the Trust to experience significant trading losses, effect trades in a manner which it otherwise would not have done, or miss opportunities for profitable trading. For example, the receipt of inaccurate market data may cause the Trust to establish (or exit) a position which it otherwise would not have established (or exited), or fail to establish (or exit) a position which it otherwise would have established (or exited), and any subsequent correction of such inaccurate data may cause the Trust to reverse such action or inaction, all of which may ultimately be to the detriment of the Trust.

Item 1B. Unresolved Staff Comments
     None
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

Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
     Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2005, there were 287 Unitholders in the Registrant and 23,556.698 Units of Beneficial Interest outstanding.
     Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.
     The Registrant has no securities authorized for issuance under equity compensation plans.
Item 6. Selected Financial Data
     The following summarized financial information is for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Total Assets	$40,221,009	$35,225,567	$33,165,538	$34,524,465	$18,595,332
Total Unitholders’ Capital	39,856,467	34,955,385	32,821,418	32,854,478	18,515,681
Total Trading Gain (net of brokerage commissions)	5,125,300	5,125,392	9,269,009	4,996,237	(357,199)
Net Income	4,799,375	3,249,651	7,263,843	3,761,201	(422,955)
Net Income Per Managing Owner and Other Unitholder Unit*	204.75	135.90	292.55	161.99	(24.79)
Increase in Net Asset Value per Managing Owner and Other Unitholder Unit	190.55	123.76	253.05	150.94	(26.36)

*	- Based on weighted average number of units outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2005 and 2004.

	1st Qtr.	2ndQtr.	3rdQtr.	4thQtr.
	2005	2005	2005	2005
Total Trading Gain (Loss) (net of brokerage commissions)	$(890,145)	$4,598,526	$(111,008)	$1,527,927
Net Income (Loss)	(946,303)	4,430,020	(100,714)	1,416,372
Net Income (Loss) per Managing Owner and Other Unitholder Unit *	(40.35)	188.63	(4.30)	60.63
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	(43.80)	184.87	(7.50)	56.98
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,457.59	1,642.46	1,634.96	1,691.94

	1stQtr.	2ndQtr.	3rdQtr.	4thQtr.
	2004	2004	2004	2004
Total Trading Gain (Loss) (net of brokerage commissions)	$6,563,299	$(3,579,841)	$(768,909)	$2,910,843
Net Income (Loss)	5,119,223	(3,761,351)	(911,116)	2,802,895
Net Income (Loss) per Managing Owner and Other Unitholder Unit *	213.31	(156.04)	(38.10)	118.60
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	209.12	(159.05)	(41.28)	114.97
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,586.75	1,427.70	1,386.42	1,501.39

*	- Based on weighted average number of units outstanding during the period.

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
Results of Operations
The returns for the years ended December 31, 2005, 2004 and 2003 were 12.69%, 8.98% and 22.50%, respectively.
2005
     For the 2005 increase of 12.69%, approximately 14.47% was due to trading gains (before commissions) and approximately 2.94% was due to interest income, offset by approximately 4.72% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 14.47% trading gain by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	6.65%
Currencies	6.12
Energy	3.31
Metals	1.12
Stock Indices	(2.73)

14.47%

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
The Trust had a positive return in May which turned the Trust’s year-to-date return positive. The interest rate and currency sectors continued their profitability in April and May. The apparent breakdown of the EU constitutional ratification process was a key development late in the month causing investors to readjust their expectations for the Euro. The shift in favor of the U.S. Dollar topped off a six week rally that led to its highest level since before the 2004 U.S. elections which benefited the Trust’s currency positions. The Trust’s interest rate positions benefited from the U.S. 10-year Treasury yield being pushed once again below 4%.
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
The Trust reported its fourth consecutive monthly gain in July. Markets were rattled following the Chinese currency revaluation, but much of the initial decline in the U.S. Dollar was recovered the following day. The equity markets ended the month broadly higher and were the Trust’s most profitable sector, while the interest rates sector traded lower and generated the Trust’s largest losses. Energy markets traded lower early in the month, but ended near all-time highs and at a profit for the Trust’s long positions.
August saw sharp trend reversals occur in each of the major financial sectors, resulting in losses for the Trust. The currency sector was the Trust’s worst performing sector. The U.S. Dollar peaked at the end of July, then reversed sharply and traded close to its recent lows at the end of August. A similar reversal occurred in the interest rates sector, resulting in losses at both ends of the yield curve. Equities trended higher in July, but record energy prices caused a sharp sell-off in August and resulted in a loss in this sector. The energy and metal sectors were the only profitable sectors in the Trust this month, but the size of positions was not sufficient to offset the losses incurred in the financial sectors.
In September, the Trust saw many of the trends in the major financial sectors resume their course. The same sectors that reversed so sharply in August were the most profitable in September, while the energy sector was the only sector that had losses. The U.S. Dollar rallied strongly from the start of the month following the late-August sell-off, and again approached the highs for the year. The Trust lost money on some non-U.S. Dollar trades, however the currency sector was profitable overall. The equities sector also finished higher. Fixed income instruments ended lower after the sharp reversals in August and provided solid gains for the Trust’s short positions.
The Trust performance was positive for the month of October. The fixed income sector was profitable as inflation fears fueled the sell-off in bonds and interest rates moved higher across the whole yield curve. The currency sector also delivered gains as the U.S. Dollar continued to show strength. The energy markets ended the month lower which contributed negatively to the Trust’s performance, but the biggest losses for the month were in the equity indices sector as stock prices declined sharply.

Currencies were the most profitable sector contributing to the positive return for the November as the U.S. Dollar continued to strengthen against the Euro and the Yen. The major theme continued to be the rising U.S. interest rate differentials and the persistent weakness of the Yen. The fixed-income sector was profitable overall, but gains in short-term interest rate instruments were partially offset by losses on the long end of the curve as mid-month economic data eased the markets’ fears of inflation. The same data pushed equity indices higher across the globe which was a welcome result for many investors, but it went against our positions. Energy prices continued their slide in November with warmer than normal weather in many regions of the country. This was good news for energy consumers, but caused losses for our positions. Metals, although only a small part of the Trust’s portfolio, saw significant gains this month with copper rising to new all-time highs and gold closing over $500 per ounce.
Sharp reversals in the currencies and interest rates sectors resulted in losses in December, but the Trust had positive results for 2005. Currencies was one of the most profitable sectors for the year, but was the major source of losses in December. The Japanese Yen was in decline against most other currencies all year, but reversed sharply in December as new economic data finally turned positive. The Euro also rallied and the US Dollar lost ground on a perception of change in relative short-term interest rates policy, increasing the losses on our currency positions.
These same factors contributed to reversals in the fixed income markets in December which also resulted in losses for the Trust, but this sector was also the most profitable for us in 2005. The worst performing sector in 2005 was the equities sector, but conversely it was profitable in December as the rally in US stocks fizzled, while European and Asian stock indices continued to trade higher, ending a year of strong gains for those markets. Energy prices also finished higher in December as markets characterized by tight supply and increasing demand continued to be sensitive to weather and geopolitical change. This resulted in good profits in the energy sector for both the month and the year.
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
2003
For the 2003 increase of 22.50%, approximately 30.03% was due to trading gains (before commissions) and approximately 1.04% was due to interest income, offset by approximately 8.57% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 30.03% trading gain by sector is as follows:

Sector	% Gain (Loss)
Currencies	28.58%
Stock Indices	5.78
Agriculture	0.02
Metals	(0.31)
Energy	(1.14)
Interest Rates	(2.90)

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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2005, 2004 and 2003 and the trading gains/losses by market category for the years then ended.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	6.12%
Long-Term Interest Rates	0.79%	1.89%
Energy	0.64%	3.31%
Short-Term Interest Rates	0.62%	4.76%
Stock Indices	0.38%	(2.73)%
Metals	0.06%	1.12%

Aggregate/Total	2.47%	14.47%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.47% was due to trading gains (before commissions), approximately 2.94% was due interest income offset by approximately 4.72% due to brokerage fees, performance fees and operating and offering costs borne by the Trust giving a net return of 12.69%.

	December 31, 2004
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.19%	2.68%
Long-Term Interest Rates	0.82%	10.57%
Short-Term Interest Rates	0.25%	2.49%
Stock Indices	0.60%	(1.85)%
Energy	0.18%	2.22%
Metals	0.11%	(0.58)%

Aggregate/Total	1.86%	15.53%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2004, approximately 15.53% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.81% in brokerage fees, performance fees, and operating and offering costs borne by the Trust giving a net return of 8.98%.

	December 31, 2003
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.31%	28.58%
Stock Indices	0.56%	5.78%
Energy	0.44%	(1.14)%
Long-Term Interest Rates	0.43%	(1.93)%
Short-Term Interest Rates	0.20%	(0.97)%
Metals /Agriculture	0.02%	(0.29)%

Aggregate/Total	1.50%	30.03%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2003, approximately 30.03% was due to trading gains (before commissions) and approximately 1.04% was due to interest income, offset by approximately 8.57% in brokerage fees, performance fees, and operating and offering costs borne by the Trust giving a net return of 22.50%.
Material Limitations oF Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:

1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Trust as of December 31, 2005, by market sector.
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
     The following were the only non-trading risk exposures of the Trust as of December 31, 2005.
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
Item 8. Financial Statements and Supplementary Data
     Financial statements meeting the requirements of Regulation S-X appear beginning on Page 32 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.
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
Item 9B. Other Information
     There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2005.
PART III
Item 10. Directors and Executive Officers of the Registrant
Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as the Chief Financial Officer and Treasurer since 1992, and Secretary and a Director since 1994. In addition to her role as CFO, Ms. Becks also oversees administration, compliance and trade operations. Ms. Becks is also the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Ms. Becks is currently a member of the Board of Directors of the Managed Funds Association. From 1987 to 1991, she was employed by Bank Maryland Corp, a publicly held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks is an Associated Person of Campbell & Company.
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
Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as President and a Director since 1994, and Chief Executive Officer since 1997. Mr. Cleland is also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. Mr. Cleland has worked in the international derivatives industry since 1973, and has owned and managed firms engaged in global clearing, floor brokerage, trading and portfolio management. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Funds Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.
Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Chief Operating Officer since June 2005. Prior to June 2005, Mr. Heerdt served as an Executive Vice President-Research. His duties also include risk management, research, and the development of quantitatively based hedge fund and options strategies. Mr. Heerdt is also the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 to March 2003, he was self- employed through Integrity Consulting. Previously, Mr. Heerdt worked for twelve years at Moore Capital Management, Inc., where he was a Director until 1999, and a Managing Director from 2000 to 2002. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt is an Associated Person of Campbell & Company.
James M. Little, born in 1946, joined Campbell & Company in April 1990 and has served as Executive Vice President-Business Development and a Director since 1992. Mr. Little is also the Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From 1989 to 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. From 1984 to 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.
Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Mr. Lloyd is also the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From 1999 to 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. (“DBSI”) in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. From 1997 to 1999, Mr. Lloyd was an attorney in the Enforcement Department of NASD Regulation, Inc., and, from 1995 to 1997, he served as a senior counsel in the Division of Enforcement of the United States Securities and Exchange Commission. From 1989 to 1995, he was engaged in the private practice of law. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2005, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company. As of December 31, 2005, the following beneficial owners owned more than five percent of the Units:

	Number of Units	Percentage of
Name of Beneficial Owner	Owned	Trust
Campbell & Company, Inc. 401(k) Plan	10,959.249	46.52%
Campbell & Company, Inc.	1,413.580	6.00%
(b)	Security Ownership of Management. As of December 31, 2005, Campbell & Company owned 1,413.580 Units of Managing Owner Interest having a value of $2,391,693. Units of Managing Owner Interest will always be owned by Campbell & Company in its capacity as managing owner.
Item 13. Certain Relationships and Related Transactions
     See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.
Item 14. Principal Accounting Fees and Services
     The principal accountant for the year ended December 31, 2005 was Deloitte & Touche LLP. The principal accountant for the year ended December 31, 2004 was Arthur F. Bell, Jr. & Associates, L.L.C. Accordingly, 2005 fees disclosed below relate to Deloitte & Touche LLP and 2004 fees disclosed relate to Arthur F. Bell, Jr. & Associates, L.L.C., respectively.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2005 and 2004 were $61,718 and $30,250, respectively.

(b)	Audit Related Fees

The aggregate fees billed by the principal accountant for the monthly recalculation of the Trust’s net asset value for the years ended December 31, 2005 and 2004 were $0 and $9,400, respectively.

(c)	Tax Fees

The aggregate fees billed by the principal accountant for professional services rendered for the assistance in the preparation and mailing of the Trust’s monthly account statements to Unitholders, utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2005 and 2004 were $0 and $9,956, respectively. During the year ended December 31, 2004, a total of 405 individual investor K-1s, respectively, were distributed to the Unitholders.

(d)	All Other Fees

The aggregate fees and expenses billed by the principal accountant for professional services, and related cost reimbursement for postage, supplies and fulfillment house expenses, rendered for the assistance in the preparation and mailing of the Trust’s monthly account statements to Unitholders, utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2005 and 2004 were $0 and $5,185, respectively. During the year ended December 31, 2004, a total of 4,511 monthly account statements respectively, were distributed to Unitholders.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 32 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description of Document
1.01	Selling Agreement among the Registrant, Campbell & Company, PaineWebber Incorporated and the Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

1.02	Additional Selling Agreement among the Registrant, Campbell & Company and the Additional Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

3.01	Declaration of Trust and Trust Agreement of the Registrant dated May 1, 2000. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on May 22, 2000).

3.02	Certificate of Trust of the Registrant. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on November 9, 2000).

3.03	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 5 to Form S-1 (No. 333-74014) filed on December 5, 2005).

10.01	Customer Agreement between the Registrant and Paine Webber Incorporated. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

10.02	Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 5 to Form S-1 (No. 333-74014) filed on December 5, 2005).

10.03	Escrow Agreement between the Registrant and Mercantile Safe Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

10.04	International Swap Dealers Association, Inc. Master Agreement between the Registrant and ABN AMRO Bank, N.V., Chicago Branch. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 1 to Form S-1 (No. 333-74014) filed on December 12, 2002).

Exhibit Number	Description of Document
10.05	International Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001.)

31.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
     None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

CAMPBELL ALTERNATIVE ASSET TRUST

By:	CAMPBELL & COMPANY, INC. Managing Owner

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Financial Officer, Secretary, Treasurer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2006.

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

CAMPBELL ALTERNATIVE ASSET TRUST
ANNUAL REPORT
December 31, 2005

CAMPBELL ALTERNATIVE ASSET TRUST
TABLE OF CONTENTS

PAGES
Reports of Independent Registered Public Accounting Firms

Deloitte & Touche LLP	34

Arthur F. Bell, Jr. & Associates, L.L.C.	35

Financial Statements

Statements of Financial Condition December 31, 2005 and 2004	36

Condensed Schedules of Investments December 31, 2005 and 2004	37-38

Statements of Operations For the Years Ended December 31, 2005, 2004 and 2003	39

Statements of Cash Flows For the Years Ended December 31, 2005, 2004 and 2003	40

Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2005, 2004 and 2003	41

Notes to Financial Statements	42-47

\

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of
Campbell Alternative Asset Trust
We have audited the accompanying statement of financial condition of Campbell Alternative Asset Trust (the “Trust”), including the condensed schedule of investments, as of December 31, 2005, and the related statements of operations, cash flows, and changes in unitholders’ capital (net asset value) for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Campbell Alternative Asset Trust for the years ended December 31, 2004 and 2003 were audited by other auditors whose report, dated March 22, 2005, expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Alternative Asset Trust as of December 31, 2005, the results of its operations, and changes in its cash flows and unitholders’ capital (net asset value) for the year then ended in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1, in 2005 the Trust modified its classification of cash within the statements of financial condition and the related statements of cash flows.
/s/ Deloitte & Touche LLP
Princeton, New Jersey
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders
Campbell Alternative Asset Trust
We have audited the accompanying statement of financial condition of Campbell Alternative Asset Trust, including the condensed schedule of investments, as of December 31, 2004, and the statements of operations, cash flows and changes in unitholders’ capital (net asset value) for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Alternative Asset Trust as of December 31, 2004, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.
/s/ Arthur F. Bell, Jr. & Associates, L.L.C.
Hunt Valley, Maryland
March 22, 2005

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
December 31, 2005 and 2004

	2005	2004
ASSETS
Equity in broker trading accounts
Cash	$2,614,570	$1,737,399
United States government securities	27,349,932	23,205,469
Net unrealized gain (loss) on open futures contracts	(160,660)	515,410

Total equity in broker trading accounts	29,803,842	25,458,278

Cash	7,388,416	6,532,839
Restricted cash	1,873,271	3,776,022
United States government securities	2,480,344	0
Net unrealized (loss) on open forward currency contracts	(1,324,864)	(541,572)

Total assets	$40,221,009	$35,225,567

LIABILITIES
Accounts payable	$58,305	$27,679
Brokerage fee	51,325	49,029
Accrued commissions and other trading fees on open contracts	13,418	18,513
Performance fee	69,538	0
Offering costs payable	16,208	15,483
Redemptions payable	155,748	159,478

Total liabilities	364,542	270,182

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 1,413.580 units outstanding at December 31, 2005 and 2004	2,391,693	2,122,335
Other Unitholders – 22,143.118 and 21,868.461 units outstanding at December 31, 2005 and 2004	37,464,774	32,833,050

Total unitholders’ capital (Net Asset Value)	39,856,467	34,955,385

Total liabilities and unitholders’ capital	$40,221,009	$35,225,567

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$12,000,000	02/02/2006	U.S. Treasury Bills	$11,959,253	30.01%
$ 8,850,000	03/02 /2006	U.S. Treasury Bills	8,793,213	22.06%
$ 6,600,000	01/05/2006	U.S. Treasury Bills	6,597,466	16.55%
$ 2,500,000	03/16/2006	U.S. Treasury Bills	2,480,344	6.22%

	Total United States government securities (cost, including accrued interest, – $29,830,276)		$29,830,276	74.84%

LONG FUTURES CONTRACTS

			% of Net
Description	Value		Asset Value
Energy		$(341,534)	(0.85)%
Metals		16,060	0.04%
Stock index		(24,368)	(0.06)%
Long-term interest rates		9,552	0.02%

Total long futures contracts	$	(340,290)	(0. 85)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Stock Index	$(11,765)	(0.03)%
Short-term interest rates	222,468	0.56%
Long-term interest rates	(31,073)	(0.08)%

Total short futures contracts	$179,630	0.45%

Total futures contracts	$(160,660)	(0.40)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(1,016,334)	(2.55)%
Various short forward currency contracts	(308,530)	(0.77)%

Total forward currency contracts	$(1,324,864)	(3.32)%

*	- pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2004

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$14,500,000	02/03/2005	U.S. Treasury Bills	$14,474,546	41.41%
$ 5,000,000	03/03/2005	U.S. Treasury Bills	4,981,785	14.25%
$ 3,750,000	01/06/2005	U.S. Treasury Bills	3,749,138	10.73%

	Total United States government securities (cost, including accrued interest, – $23,205,469)		$23,205,469	66.39%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(67,171)	(0.19)%
Metals	22,747	0.06%
Stock index	284,504	0.81%
Short-term interest rates	(26,703)	(0.08)%
Long-term interest rates	271,151	0.78%

Total long futures contracts	$484,528	1.38%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(29,095)	(0.08)%
Short-term interest rates	60,064	0.17%
Long-term interest rates	(87)	0.00%

Total short futures contracts	$30,882	0.09%

Total futures contracts	$515,410	1.47%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$1,054,128	3.02%
Various short forward currency contracts	(1,595,700)	(4.57)%

Total forward currency contracts	$(541,572)	(1.55)%

*	- pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
TRADING GAINS
Futures trading gains (losses)
Realized	$3,728,183	$4,450,033	$719,403
Change in unrealized	(676,070)	(68,059)	186,491
Brokerage commissions	(110,081)	(72,245)	(63,948)

Net gain from futures trading	2,942,032	4,309,729	841,946

Forward currency trading gains (losses)
Realized	2,977,676	2,473,670	7,707,431
Change in unrealized	(783,292)	(1,647,220)	734,186
Brokerage commissions	(11,116)	(10,787)	(14,554)

Net gain from forward currency trading	2,183,268	815,663	8,427,063

Total net trading gains	5,125,300	5,125,392	9,269,009

EXPENSES NET OF INTEREST INCOME
Income
Interest income	1,086,132	440,084	327,818

Expenses
Brokerage fee	1,064,610	1,007,951	921,985
Performance fee	257,993	1,245,039	1,351,460
Operating expenses	89,454	62,835	59,539

Total expenses	1,412,057	2,315,825	2,332,984

Expenses net of interest income	(325,925)	(1,875,741)	(2,005,166)

NET INCOME	$4,799,375	$3,249,651	$7,263,843

NET INCOME PER MANAGING OWNER AND OTHER UNITHOLDER UNIT
(based on weighted average number of units outstanding during the year)	$204.75	$135.90	$292.55

INCREASE IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDER UNIT	$190.55	$123.76	$253.05

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from (for) operating activities
Net income	$4,799,375	$3,249,651	$7,263,843
Adjustments to reconcile net income to net cash from (for) operating activities
Net change in unrealized	1,459,362	1,715,279	(920,677)
(Increase) decrease in restricted cash	1,902,751	299,148	(1,168,241)
Increase (decrease) in accounts payable and accrued expenses	97,365	(232,985)	239,214
Net (purchase) of investments in United States government securities	(6,624,807)	(3,722,354)	(3,504,095)

Net cash from operating activities	1,634,046	1,308,739	1,910,044

Cash flows from (for) financing activities
Addition of units	2,050,730	2,054,793	9,471,691
Redemption of units	(1,616,559)	(2,692,699)	(10,326,911)
Offering costs	(335,469)	(318,731)	(294,410)

Net cash from (for) financing activities	98,702	(956,637)	(1,149,630)

Net increase in cash	1,732,748	352,102	760,414

Unrestricted cash
Beginning of year	8,270,238	7,918,136	7,157,722

End of year	$10,002,986	$8,270,238	$7,918,136

End of year unrestricted cash consists of:
Cash in broker trading accounts	$2,614,570	$1,737,399	$968,325
Cash	7,388,416	6,532,839	6,949,811

Total end of year cash	$10,002,986	$8,270,238	$7,918,136

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2005, 2004 and 2003

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2002	6,000.000	$6,747,480	23,214.940	$26,106,998	29,214.940	$32,854,478
Net income for the year ended December 31, 2003		1,225,355		6,038,488		7,263,843
Additions	0.000	0	1,383.005	1,759,337	1,383.005	1,759,337
Redemptions	(4,586.420)	(6,000,000)	(2,186.910)	(2,765,086)	(6,773.330)	(8,765,086)
Offering costs		(25,445)		(265,709)		(291,154)

Balances at December 31, 2003	1,413.580	1,947,390	22,411.035	30,874,028	23,824.615	32,821,418
Net income for the year ended December 31, 2004		193,760		3,055,891		3,249,651
Additions	0.000	0	1,379.861	2,054,793	1,379.861	2,054,793
Redemptions	0.000	0	(1,922.435)	(2,852,177)	(1,922.435)	(2,852,177)
Offering costs		(18,815)		(299,485)		(318,300)

Balances at December 31, 2004	1,413.580	2,122,335	21,868.461	32,833,050	23,282.041	34,955,385
Net income for the year ended December 31, 2005		289,635		4,509,740		4,799,375
Additions	0.000	0	1,303.001	2,050,730	1,303.001	2,050,730
Redemptions	0.000	0	(1,028.344)	(1,612,829)	(1,028.344)	(1,612,829)
Offering costs		(20,277)		(315,917)		(336,194)

Balances at December 31, 2005	1,413.580	$2,391,693	22,143.118	$37,464,774	23,556.698	$39,856,467

Net Asset Value Per Managing Owner and Other Unitholder Unit
December 31,
2005	2004	2003
$1,691.94	$1,501.39	$1,377.63

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Trust

Campbell Alternative Asset Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust was formed on May 3, 2000 and commenced trading on October 1, 2001. The Trust engages in the speculative trading of futures contracts and forward currency contracts.

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(k) Plan (the 401(k) Plan). At December 31, 2005, the 401(k) Plan held approximately 47% of the Trust’s outstanding units.

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

The Trust’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions and other trading fees paid directly to the broker are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of units outstanding.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D.	Income Taxes

The Trust prepares calendar year U.S. and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each unitholder is individually responsible for reporting income or loss based on such unitholders’ respective share of the Trust’s income and expenses as reported for income tax purposes.

E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At December 31, 2005 and 2004, the Trust reflected a liability in the statement of financial condition for offering costs payable to Campbell & Company of $16,208 and $15,483, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(k) Plan. Therefore, Campbell & Company rebates to the 401(k) Plan the offering costs charged to the 401(k) Plan. All such rebates are made by issuing additional units to the 401(k) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At December 31, 2005 and 2004, the amount of unreimbursed offering costs incurred by Campbell & Company was $592,663 and $779,664, respectively.

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

G.	Reclassification

Certain prior year amounts relating to cash balances were reclassified on the statements of financial condition and the related statements of cash flows to conform to the 2005 presentation.

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

The Trust pays a monthly brokerage fee of 1/12 of 2.85% (2.85% annualized) of month-end net assets to Campbell & Company and approximately $6 per round turn to the broker for execution and clearing costs. Such costs are limited to 3.5% of average month-end net assets per year. From the 2.85% fee, a portion (0.35%) is used to compensate selling agents for administrative services and a portion (2.5%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker and interbank market makers for execution and clearing costs is limited to 0.65% annually.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker at December 31, 2005 and 2004 was $29,830,276 and $23,205,469, respectively, which equals 75% and 66% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2005 and 2004 was $8,987,245 and $10,212,526, respectively, which equals 23% and 29% of Net Asset Value, respectively. Included in cash deposits with interbank market makers at December 31, 2005 and 2004 was restricted cash for margin requirements of $1,873,271 and $3,776,022, respectively, which equals 5% and 11% of Net Asset Value, respectively.

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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	December 31,		December 31,
	2005	2004	2005	2004
Gross unrealized gains	$537,098	$697,507	$1,046,611	$1,435,900
Gross unrealized losses	(697,758)	(182,097)	(2,371,475)	(1,977,472)

Net unrealized gain (loss)	$(160,660)	$515,410	$(1,324,864)	$(541,572)

Open contracts generally mature within three months; as of December 31, 2005, the latest maturity date for open futures contracts is September 2006, and the latest maturity date for open forward currency contracts is March 2006. However, the Trust intends to close all contracts prior to maturity.
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
Note 8.	INDEMNIFICATIONS

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

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2005, 2004 and 2003. This information has been derived from information presented in the financial statements.

Per Unit Performance
(for a unit outstanding throughout the entire year)	2005	2004	2003
Net asset value per unit at beginning of year	$1,501.39	$1,377.63	$1,124.58

Income (loss) from operations:
Total net trading gains (1)	218.79	215.51	345.54
Expenses net of interest income (1)	(13.90)	(78.44)	(80.76)

Total net income from operations	204.89	137.07	264.78

Offering costs (1)	(14.34)	(13.31)	(11.73)

Net asset value per unit at end of year	$1,691.94	$1,501.39	$1,377.63

Total Return	12.69%	8.98%	22.50%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	(3.12)%	(3.08)%	(3.11)%
Performance fee	(0.70)%	(3.58)%	(4.29)%

Total expenses	(3.82)%	(6.66)%	(7.40)%

Expenses net of interest income (2)	(0.18)%	(1.81)%	(2.07)%

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