Form 10-Q
period 2006-03-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2006-05-15
CIK 1114485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in 12b-2 of the Exchange Act. (Check one):
Large accelerate filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑       No ☐
Total number of pages: 27

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Financial Condition as of March 31, 2006 (Unaudited) and December 31, 2005 (Audited)	3

	Condensed Schedules of Investments as of March 31, 2006 (Unaudited) and December 31, 2005 (Audited)	4-5

	Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	8

	Notes to Financial Statements (Unaudited)	9-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19-25

Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION		26

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31,	December 31,
	2006	2005
ASSETS
Equity in broker trading accounts
Cash	$2,904,720	$2,614,570
United States government securities	28,923,303	27,349,932
Net unrealized gain (loss) on open futures contracts	1,183,948	(160,660)

Total equity in broker trading accounts	33,011,971	29,803,842

Cash and cash equivalents	4,199,108	7,388,416
Restricted cash	0	1,873,271
United States government securities	5,449,174	2,480,344
Net unrealized gain (loss) on open forward currency contracts	433,034	(1,324,864)

Total assets	$43,093,287	$40,221,009

LIABILITIES
Accounts payable	$53,433	$58,305
Brokerage fee	53,147	51,325
Commissions and other trading fees on open contracts	12,034	13,418
Performance fee	192,552	69,538
Offering costs payable	16,783	16,208
Options written, at fair value (premium received — $7,334)	3,436	0
Redemptions payable	0	155,748

Total liabilities	$331,385	$364,542

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner — 1,413.580 units outstanding at March 31, 2006 and December 31, 2005	2,504,821	2,391,693
Other Unitholders — 22,718.878 and 22,143.118 units outstanding at March 31, 2006 and December 31, 2005	40,257,081	37,464,774

Total unitholders’ capital (Net Asset Value)	42,761,902	39,856,467

Total liabilities and unitholders’ capital	$43,093,287	$40,221,009

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2006
(Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$12,000,000	05/04/2006	U.S. Treasury Bills	$11,952,150	27. 95%
$9,850,000	06/01/2006	U.S. Treasury Bills	9,775,227	16.83%
$7,200,000	04/06/2006	U.S. Treasury Bills	7,195,925	22.86%
$5,500,000	06/15/2006	U.S. Treasury Bills	5,449,175	12.74%

		Total United States government securities (cost, including accrued interest, — $34,372,477)	$34,372,477	80.38%

LONG FUTURES CONTRACTS

				% of Net
		Description	Value	Asset Value
		Energy	$256,826	0.60%
		Metals	299,657	0.70%
		Stock index	213,717	0.50%
		Short-term interest rates	(2,264)	(0.00)%
		Long-term interest rates	(82,126)	(0.19)%

		Total long futures contracts	$685,810	1.61%

SHORT FUTURES CONTRACTS

		Description	Value	Asset Value
		Energy	$(950)	(0.00)%
		Metals	(7,294)	(0.02)%
		Short-term interest rates	373,007	0.87%
		Long-term interest rates	133,375	0.31%

		Total short futures contracts	$498,138	1.16%

		Total futures contracts	$1,183,948	2.77%

FORWARD CURRENCY CONTRACTS

				% of Net
		Description	Value	Asset Value
		Various long forward currency contracts	$(864,120)	(2.02)%
		Various short forward currency contracts	1,297,154	3.02%

		Total forward currency contracts	$433,034	1.00%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

				% of Net
		Description	Value	Asset Value
		Written options on forward currency contracts (premiums received — $7,334)	$(3,436)	(0.01)%

* — pledged as collateral for the trading of futures, forward and option positions.
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005
(Audited)
UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$12,000,000	02/02/2006	U.S. Treasury Bills	$11,959,253	30.01%
$8,850,000	03/02/2006	U.S. Treasury Bills	8,793,213	22.06%
$6,600,000	01/05/2006	U.S. Treasury Bills	6,597,466	16.55%
$2,500,000	03/16/2006	U.S. Treasury Bills	2,480,344	6.22%

		Total United States government securities (cost, including accrued interest, – $29,830,276)	$29,830,276	74.84%

LONG FUTURES CONTRACTS

				% of Net
		Description	Value	Asset Value
		Energy	$(341,534)	(0.85)%
		Metals	16,060	0.04%
		Stock index	(24,368)	(0.06)%
		Long-term interest rates	9,552	0.02%

		Total long futures contracts	$(340,290)	(0. 85)%

SHORT FUTURES CONTRACTS

				% of Net
		Description	Value	Asset Value
		Stock Index	$(11,765)	(0.03)%
		Short-term interest rates	222,468	0.56%
		Long-term interest rates	(31,073)	(0.08)%

		Total short futures contracts	$179,630	0.45%

		Total futures contracts	$(160,660)	(0.40)%

FORWARD CURRENCY CONTRACTS

				% of Net
		Description	Value	Asset Value
		Various long forward currency contracts	$(1,016,334)	(2.55)%
		Various short forward currency contracts	(308,530)	(0.77)%

		Total forward currency contracts	$(1,324,864)	(3.32)%

* — pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
TRADING GAINS (LOSSES)
Futures trading gains
Realized	$532,418	$435,719
Change in unrealized	1,344,608	107,562
Brokerage commissions	(21,352)	(20,389)

Net gain from futures trading	1,855,674	522,892

Forward currency and options on forward currency trading gains (losses)
Realized	(1,359,207)	(1,579,118)
Change in unrealized	1,761,795	169,118
Brokerage commissions	(3,596)	(3,037)

Net gain (loss) from forward currency and options on forward currency trading	398,992	(1,413,037)

Total net trading gains (losses)	2,254,666	(890,145)

EXPENSES NET OF INTEREST INCOME
Income
Interest income	435,263	204,193

Expenses
Brokerage fee	296,464	244,938
Performance fee	370,369	0
Operating expenses	25,512	15,413

Total expenses	692,345	260,351

Expenses net of interest income	(257,082)	(56,158)

NET INCOME (LOSS)	$1,997,584	$(946,303)

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)	$83.93	$(40.35)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$80.03	$(43.80)

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from (for) operating activities
Net income (loss)	$1,997,584	$(946,303)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(3,106,403)	(276,680)
Net change in options written	7,334	0
Decrease in restricted cash	1,873,271	0
Increase (decrease) in accounts payable and accrued expenses	118,580	(16,708)
Net (purchases) of investments in United States government securities	(4,542,201)	(6,584,737)

Net cash (for) operating activities	(3,651,835)	(7,824,428)

Cash flows from (for) financing activities
Addition of units	1,213,720	758,879
Redemption of units	(367,997)	(510,448)
Offering costs paid	(93,046)	(78,176)

Net cash from financing activities	752,677	170,255

Net (decrease) in cash	(2,899,158)	(7,654,173)

Cash
Beginning of period	10,002,986	12,046,260

End of period	$7,103,828	$4,392,087

End of period cash consists of:
Cash in broker trading accounts	$2,904,720	$1,896,507
Cash	4,199,108	2,495,580

Total end of period cash	$7,103,828	$4,392,087

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2006

Balances at December 31, 2005	1,413.580	$2,391,693	22,143.118	$37,464,774	23,556.698	$39,856,467
Net income for the three months ended March 31, 2006		118,688		1,878,896		1,997,584
Additions	0.000	0	699.000	1,213,720	699.000	1,213,720
Redemptions	0.000	0	(123.240)	(212,248)	(123.240)	(212,248)
Offering costs		(5,560)		(88,061)		(93,621)

Balances at March 31, 2006	1,413.580	$2,504,821	22,718.878	$40,257,081	24,132.458	$42,761,902

Three Months Ended March 31, 2005

Balances at December 31, 2004	1,413.580	$2,122,335	21,868.461	$32,833,050	23,282.041	$34,955,385
Net (loss) for the three months ended March 31, 2005		(57,253)		(889,050)		(946,303)
Additions	0.000	0	517.994	758,879	517.994	758,879
Redemptions	0.000	0	(283.994)	(413,780)	(283.994)	(413,780)
Offering costs		(4,662)		(72,687)		(77,349)

Balances at March 31, 2005	1,413.580	$2,060,420	22,102.461	$32,216,412	23,516.041	$34,276,832

Net Asset Value per Managing Owner and Other Unitholder Unit
March 31,	December 31,	March 31,	December 31,
2006	2005	2005	2004
$1,771.97	$1,691.94	$1,457.59	$1,501.39

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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At March 31, 2006, the 401(K) Plan held approximately 48.31% of the Trust’s outstanding units.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Trust’s management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions and other trading fees paid directly to the broker are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
C.	Method of Reporting (Continued)

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of units outstanding.

D.	Income Taxes

The Trust prepares calendar year U.S. and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each unitholder is individually responsible for reporting income or loss based on such unitholder’s respective share of the Trust’s income and expenses as reported for income tax purposes.

E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At March 31, 2006 and December 31, 2005, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $16,783 and $16,208.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At March 31, 2006 and December 31, 2005, the amount of unreimbursed offering costs incurred by Campbell & Company is $543,980 and $592,663, respectively.

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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H.	Reclassification

Certain amounts in the 2005 financial statements were reclassified to conform with the 2006 presentation.
Note 2.	MANAGING OWNER AND COMMODITY TRADING ADVISOR

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

The Trust pays a monthly brokerage fee of 1/12 of 2.85% (2.85% annualized) of month-end net assets to Campbell & Company and approximately $6 per round turn to the broker for execution and clearing costs. Such costs are limited to 3.5% of average month-end net assets per year. From the 2.85% fee, a portion (0.35%) is used to compensate selling agents for administrative services and a portion (2.5%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker and interbank market makers for execution and clearing costs is limited to 1/12 of 0.65% (0.65% annualized) of month-end net assets.

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
(Unaudited)
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

The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2006 and December 31, 2005 was $34,372,477 and $29,830,276, respectively, which equals 80% and 75% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2006 and December 31, 2005 was $4,111,119 and $8,987,245, respectively, which equals 10% and 23% of Net Asset Value, respectively. Included in cash deposits with interbank market makers at December 31, 2005 was restricted cash for margin requirements of $1,873,271 which equals 5% of Net Asset Value at December 31, 2005.

The Trust trades forward currency and options on forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

The Trust has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of Trust assets on deposit may be limited to account insurance or other protection afforded such deposits.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures, forward currency and swap contracts purchased and unlimited liability on such contracts sold short. As a seller of options, the Trust receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trust to potentially unlimited liability.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 7.	TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
Gross unrealized gains	$1,302,646	$537,098	$2,042,455	$1,046,611
Gross unrealized losses	(118,698)	(697,758)	(1,605,523)	(2,371,475)

Net unrealized gain (loss)	$1,183,948	$(160,660)	$436,932	$(1,324,864)

Open contracts generally mature within three months; as of March 31, 2006, the latest maturity date for open futures contracts is December 2006, and the latest maturity or expiry date for open forward currency and options on forward currency contracts is June 2006. However, the Trust intends to close all contracts prior to maturity.

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

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2006 and the statements of operations, cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,691.94	$1,501.39

Income (loss) from operations:
Total trading gains (losses) (1)	94.76	(38.11)
Expenses net of interest income (1)	(10.80)	(2.39)

Total income (loss) from operations	83.96	(40.50)

Offering costs (1)	(3.93)	(3.30)

Net asset value per unit at end of period	$1,771.97	$1,457.59

Total Return (3)	4.73%	(2.92)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.13%	3.02%
Performance fee (3)	0.90%	0.00%

Total expenses	4.03%	3.02%

Expenses net of interest income (2), (4)	(1.10)%	0.65%

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
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $30,408,249 have been accepted during the continuing offering period as of March 31, 2006. Redemptions over the same time period total $22,821,282. The Trust commenced operations on October 1, 2001.
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
Results of Operations
The returns for the three months ending March 31, 2006 and 2005 were 4.73% and (2.92)%, respectively.
2006
Of the 2006 year-to-date increase of 4.73%, approximately 5.64% was due to trading gains (before commissions) and approximately 1.06% was due to interest income, offset by approximately 1.97% due to brokerage fees, performance fees and operating cost and offering costs borne by the Trust. An analysis of the 5.64% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	2.83%

Metals	0.96

Currencies	0.88

Interest Rates	0.72

Energy	0.25

5.64%

The Trust began the year with gains in each sector during January. The stock indices sector was the best performing sector for the month as prices rallied back from a mid-month sell off and continued the up-trend which began in late 2005. The energy markets were volatile but profitable as losses in natural gas were more than offset by gains in the crude oil complex. Industrial and precious metals prices also rose in January, contributing solid gains to the Trust’s portfolios. The long end of the U.S. yield curve reversed sharply mid-month, resulting in losses as the interest rate markets tried to assimilate conflicting economic data and the change in Federal Reserve leadership. The continued weakening of the U.S. Dollar also resulted in losses, but was offset by gains earned on non-U.S. Dollar positions.
Performance for the Trust was negative in February reversing most of the gains earned in January. Prices for crude oil and natural gas fell sharply in February as inventory build-ups weighed on the market in the midst of one of the mildest winters on record in the northeastern U.S. Concern over geopolitical tensions also eased somewhat. While this brought welcome relief at the gas pumps, this trend reversal caused the majority of the Trust’s losses this month. A relatively quiet month in currencies left the Trust mainly flat in this sector as the markets tried to ascertain the major central banks policy intentions for 2006. Ben Bernanke’s first official appearances as Chairman of the Fed and the reintroduction of the U.S. 30 year bond were digested by the bond markets, but the Trust did make some gains on its short-term interest rate positions. February was a volatile month for U.S. equities, but Euro stocks enjoyed another strong month, and contributed solid gains to the portfolio.
Strong performance from several sectors contributed to a positive March and positive first quarter. The biggest gains in March were in currencies, as the U.S. Dollar rallied in response to expectations of further interest rate hikes. Correspondingly, U.S. and Euro fixed income instruments had their worst quarter in several years, which benefited the Trust’s short positions. Energy prices rebounded profitably from February’s sell-off on renewed production and supply concerns, but this was not enough to restrain equity prices, and the stock indices sector also finished higher. Many of the base and precious metals again made new highs, and contributed positively to the Trust's returns.
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
Off-Balance Sheet Risk
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures, forward, option and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, Inc., the managing owner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures, forward, option and swap contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Trust. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.
In the case of forward, option and swap contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company trades for the Trust only with those counterparties which it believes to be creditworthy. All positions of the Trust are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Trust.
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Trust invests in futures, forward currency and option on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.
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
     The Trust’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-

exchange dealer-based instruments. It is also not based on exchange and/or dealer-based maintenance margin requirements.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2006 and December 31, 2005 and the trading gains/losses by market category for the three months ended March 31, 2006 and the year ended December 31, 2005.

	March 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.23%	0.88%
Energy	0.74%	0.25%
Stock Indices	0.54%	2.83%
Short-Term Interest Rates	0.39%	1.64%
Long-Term Interest Rates	0.17%	(0.92)%
Metals	0.14%	0.96%

Aggregate/Total	1.69%	5.64%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the three months ended March 31, 2006, approximately 5.64% was due to trading gains (before commissions), approximately 1.06% was due interest income offset by approximately 1.97% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 4.73%.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	6.12%
Long-Term Interest Rates	0.79%	1.89%
Energy	0.64%	3.31%
Short-Term Interest Rates	0.62%	4.76%
Stock Indices	0.38%	(2.73)%
Metals	0.06%	1.12%

Aggregate/Total	2.47%	14.47%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.47% was due to trading gains (before commissions), approximately 2.94% was due interest income offset by approximately 4.72% due to brokerage fees, performance fees and operating and offering costs borne by the Trust giving a net return of 12.69%.
Material Limitations oF Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Trust as of March 31, 2006, by market sector.
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
Interest Rates
     Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Additionally, the Trust takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary rate exposure of the Trust for the foreseeable future.

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
Metals
     The Trust’s metals market exposure is to fluctuations in the price of copper, gold and zinc.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Trust as of March 31, 2006.
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

CAMPBELL ALTERNATIVE ASSET TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Owner

Date: May 15, 2006	By:	/s/Theresa D. Becks Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2- E3

31.02	Certification by Chief Financial Officer	E 4 –E5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1