Form 10-Q
period 2006-06-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2006-08-14
CIK 1114485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Yes ☑     No ☐

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Financial Condition as of June 30, 2006 (Unaudited) and December 31, 2005	3

	Condensed Schedules of Investments as of June 30, 2006 (Unaudited) and December 31, 2005	4-5

	Statements of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	8

	Notes to Financial Statements (Unaudited)	9-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22-27

Item 4.	Controls and Procedures	27

PART II — OTHER INFORMATION		28

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURES

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2006 (Unaudited) and December 31, 2005

	June 30,	December 31,
	2006	2005
ASSETS
Equity in broker trading accounts
Cash	$2,892,251	$2,614,570
United States government securities	31,055,489	27,349,932
Unrealized gain (loss) on open futures contracts	433,309	(160,660)

Total equity in broker trading accounts	34,381,049	29,803,842

Cash and cash equivalents	2,078,618	7,388,416
Restricted cash	0	1,873,271
United States government securities	4,944,935	2,480,344
Net unrealized (loss) on open forward currency contracts	(359,848)	(1,324,864)

Total assets	$41,044,754	$40,221,009

LIABILITIES
Accounts payable	$37,092	$58,305
Brokerage fee	49,922	51,325
Options written, at fair value (premiums received $11,687)	16,510	0
Accrued commissions and other trading fees on open contracts	12,024	13,418
Performance fee payable	0	69,538
Offering costs payable	15,764	16,208
Redemptions payable	201,438	155,748

Total liabilities	332,750	364,542

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 1,413.580 units outstanding at June 30, 2006 and December 31, 2005	2,373,203	2,391,693
Other Unitholders – 22,836.248 and 22,143.118 units outstanding at June 30, 2006 and December 31, 2005	38,338,801	37,464,774

Total unitholders’ capital (Net Asset Value)	40,712,004	39,856,467

Total liabilities and unitholders’ capital (Net Asset Value)	$41,044,754	$40,221,009

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2006
(Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$14,000,000	08/03/2006	U.S. Treasury Bills	$13,940,068	34.24%
10,000,000	09/01/2006	U.S. Treasury Bills	9,919,935	24.37%
7,200,000	07/06/2006	U.S. Treasury Bills	7,195,486	17.67%
5,000,000	09/21/2006	U.S. Treasury Bills	4,944,935	12.15%

	Total United States government securities (cost, including accrued interest, – $36,000,424)		$36,000,424	88.43%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$113,157	0.28%
Metals	2,815	0.01%
Stock index	75,885	0.18%
Short-term interest rates	(1,554)	(0.00)%
Long-term interest rates	(56,122)	(0.14)%

Total long futures contracts	$134,181	0.33%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$13,310	0.03%
Metals	(26,475)	(0.07)%
Stock index	(46,166)	(0.11)%
Short-term interest rates	259,835	0.64%
Long-term interest rates	98,624	0.24%

Total short futures contracts	$299,128	0.73%

Total futures contracts	$433,309	1.06%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(304,003)	(0.74)%
Various short forward currency contracts	(55,845)	(0.14)%

Total forward currency contracts	$(359,848)	(0.88)%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $11,687)	$(16,510)	(0.04)%

*	- pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005
UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$12,000,000	02/02/2006	U.S. Treasury Bills	$11,959,253	30.01%
8,850,000	03/02/2006	U.S. Treasury Bills	8,793,213	22.06%
6,600,000	01/05/2006	U.S. Treasury Bills	6,597,466	16.55%
2,500,000	03/16/2006	U.S. Treasury Bills	2,480,344	6.22%

	Total United States government securities (cost, including accrued interest, – $29,830,276)		$29,830,276	74.84%

LONG FUTURES CONTRACTS

			% of Net
Description	Value		Asset Value
Energy		$(341,534)	(0.85)%
Metals		16,060	0.04%
Stock index		(24,368)	(0.06)%
Long-term interest rates		9,552	0.02%

Total long futures contracts	$	(340,290)	(0.85)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Stock Index	$(11,765)	(0.03)%
Short-term interest rates	222,468	0.56%
Long-term interest rates	(31,073)	(0.08)%

Total short futures contracts	$179,630	0.45%

Total futures contracts	$(160,660)	(0.40)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(1,016,334)	(2.55)%
Various short forward currency contracts	(308,530)	(0.77)%

Total forward currency contracts	$(1,324,864)	(3.32)%

*	- pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$1,622,726	$1,322,231	$2,155,144	$1,757,950
Change in unrealized	(750,639)	536,772	593,969	644,334
Brokerage commissions	(19,322)	(28,166)	(40,674)	(48,555)

Net gain from futures trading	852,765	1,830,837	2,708,439	2,353,729

Forward currency and options on forward currency trading gains (losses)
Realized	(2,363,950)	1,108,263	(3,723,157)	(470,855)
Change in unrealized	(801,602)	1,661,535	960,193	1,830,653
Brokerage commissions	(5,146)	(2,109)	(8,742)	(5,146)

Net gain (loss) from forward currency and options on forward currency trading	(3,170,698)	2,767,689	(2,771,706)	1,354,652

Total net trading gains (losses)	(2,317,933)	4,598,526	(63,267)	3,708,381

EXPENSES NET OF INTEREST INCOME
Income
Interest income	485,796	237,025	921,059	441,218

Expenses
Brokerage fee	293,767	260,807	590,231	505,745
Performance fee	0	129,054	370,369	129,054
Operating expenses	33,131	15,670	58,643	31,083

Total expenses	326,898	405,531	1,019,243	665,882

Expenses net of interest income	158,898	(168,506)	(98,184)	(224,664)

NET INCOME (LOSS)	$(2,159,035)	$4,430,020	$(161,451)	$3,483,717

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS’ UNIT (based on weighted average number of units outstanding during the period)	$(89.15)	$188.63	$(6.72)	$148.14

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS’ UNIT	$(93.11)	$184.87	$(13.08)	$141.07

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from (for) operating activities
Net income (loss)	$(161,451)	$3,483,717
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(1,554,162)	(2,474,987)
Options premium received	11,687	0
Decrease in restricted cash	1,873,271	0
Increase (decrease) in accounts payable and accrued expenses	(93,548)	63,096
Net (purchases) of investments in United States government securities	(6,170,148)	(6,564,653)

Net cash (for) operating activities	(6,094,351)	(5,492,827)

Cash flows from (for) financing activities
Addition of units	1,617,064	1,114,549
Redemption of units	(367,997)	(730,162)
Offering costs charged	(186,833)	(158,811)

Net cash from financing activities	1,062,234	225,576

Net (decrease) in cash	(5,032,117)	(5,267,251)

Cash
Beginning of period	10,002,986	12,046,260

End of period	$4,970,869	$6,779,009

End of period cash consists of:
Cash in broker trading accounts	$2,892,251	$3,517,422
Cash	2,078,618	3,261,587

Total end of period cash	$4,970,869	$6,779,009

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2006

Balances at December 31, 2005	1,413.580	$2,391,693	22,143.118	$37,464,774	23,556.698	$39,856,467
Net (loss) for the six months ended June 30, 2006		(7,515)		(153,936)		(161,451)
Additions	0.000	0	936.355	1,617,064	936.355	1,617,064
Redemptions	0.000	0	(243.225)	(413,687)	(243.225)	(413,687)
Offering costs		(10,975)		(175,414)		(186,389)

Balances at June 30, 2006	1,413.580	$2,373,203	22,836.248	$38,338,801	24,249.828	$40,712,004

Six Months Ended June 30, 2005
Balances at December 31, 2004	1,413.580	$2,122,335	21,868.461	$32,833,050	23,282.041	$34,955,385
Net income for the six months ended June 30, 2005		209,027		3,274,690		3,483,717
Additions	0.000	0	742.487	1,114,549	742.487	1,114,549
Redemptions	0.000	0	(532.304)	(808,814)	(532.304)	(808,814)
Offering costs		(9,613)		(150,097)		(159,710)

Balances at June 30, 2005	1,413.580	$2,321,749	22,078.644	$36,263,378	23,492.224	$38,585,127

Net Asset Value per Managing Owner and Other Unitholders Unit
June 30,	December 31,	June 30,	December 31,
2006	2005	2005	2004
$1,678.86	$1,691.94	$1,642.46	$1,501.39

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Trust

Campbell Alternative Asset Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust was formed on May 3, 2000 and commenced trading on October 1, 2001. The Trust engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At June 30, 2006, the 401(K) Plan held approximately 49.05% of the Trust’s outstanding units.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of swap and forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At June 30, 2006 and December 31, 2005, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $15,764 and $16,208, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At June 30, 2006 and December 31, 2005, the amount of unreimbursed offering costs incurred by Campbell & Company is $495,169 and $592,663, respectively.

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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2006 and December 31, 2005 was $36,000,424 and $29,830,276, respectively, which equals approximately 88% and 75% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2006 and December 31, 2005 was $2,015,618 and $8,987,245, respectively, which equals approximately 5% and 23% of Net Asset Value, respectively. Included in cash deposits with interbank market makers at December 31, 2005 was restricted cash for margin requirements of $1,873,271 which equals approximately 5% of Net Asset Value at December 31, 2005. There was no restricted cash as of June 30, 2006.
The Trust trades forward currency and options on forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency and options on forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency and options on forward currency contracts typically involves delayed cash settlement.
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
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
Gross unrealized gains	$658,673	$537,098	$1,507,312	$1,046,611
Gross unrealized losses	(225,364)	(697,758)	(1,871,983)	(2,371,475)

Net unrealized gain (loss)	$433,309	$(160,660)	$(364,671)	$(1,324,864)

Open contracts generally mature within three months; as of June 30, 2006, the latest maturity date for open futures contracts is March 2007, and the latest maturity date for open forward currency contracts is September 2006. However, the Trust intends to close all contracts prior to maturity.
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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 9. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of June 30, 2006, the statements of operations for the three months and six months ended June 30, 2006 and 2005, and the related statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2006, the results of operations for the three months and six months ended June 30, 2006 and 2005, and the statements of cash flows for the six months ended June 30, 2006 and 2005.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 10. FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Per Unit Performance

(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,771.97	$1,457.59	$1,691.94	$1,501.39

Income (loss) from operations:
Total trading gains (losses) (1)	(95.84)	195.54	(1.23)	157.44
Expenses net of interest income (1)	6.56	(7.17)	(4.09)	(9.57)

Total income (loss) from operations	(89.28)	188.37	(5.32)	147.87

Offering costs (1)	(3.83)	(3.50)	(7.76)	(6.80)

Net asset value per unit at end of period	$1,678.86	$1,642.46	$1,678.86	$1,642.46

Total Return (3)	(5.25)%	12.68%	(0.77)%	9.40%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.14%	3.08%	3.15%	3.04%
Performance fee (3)	0.00%	0.36%	0.90%	0.37%

Total expenses	3.14%	3.44%	4.05%	3.41%

Expenses net of interest income (2), (4)	(1.53)%	0.44%	(1.32)%	0.54%

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
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $30,811,592 have been accepted during the continuing offering period as of June 30, 2006. Redemptions over the same time period total $23,022,720. The Trust commenced operations on October 1, 2001.
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
Results of Operations
The returns for the six months ending June 30, 2006 and 2005 were (0.77)% and 9.40%, respectively.
2006
Of the 2006 year-to-date decrease of 0.77%, approximately 0.04% was due to trading gains (before commissions) and approximately 2.24% was due to interest income, offset by approximately 3.05% due to brokerage fees, performance fees and operating cost and offering costs borne by the Trust. An analysis of the 0.04% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	2.57%
Metals	2.16
Stock Indices	0.95
Energy	0.90
Currencies	(6.54)

0.04%

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
Strong performance from several sectors contributed to a positive March and positive first quarter. The biggest gains in March were in currencies, as the U.S. Dollar rallied in response to expectations of further interest rate hikes. Correspondingly, U.S. and Euro fixed income instruments had their worst quarter in several years, which benefited the Trust’s short positions. Energy prices rebounded profitably from February’s sell-off on renewed production and supply concerns, but this was not enough to restrain equity prices, and the stock indices sector also finished higher. Many of the base and precious metals again made new highs, and contributed positively to the Trust’s returns.
A sell-off in the U.S. Dollar against all the major currencies resulted in negative performance for the Trust in April. The currency sector was active throughout the month, and reacted sharply to comments by new Federal Reserve Chairman Ben Bernanke suggesting that U.S. interest rate hikes may be near an end. Concern that the U.S. Dollar may be losing its position as the world’s primary reserve currency also led to heavy selling of the U.S Dollar. The decline was exacerbated by the rally in non-U.S. Dollar currencies amid expectations that other central banks may be about to begin rate-hike campaigns. In response to the U.S. Dollar sell-off, fundamental concerns and increasing geopolitical uncertainties, metals traded sharply higher and were profitable for the Trust. The energy markets also traded higher, pushing the price of crude oil to all-time new highs. Gains from these moves together with the continued bearish trend in fixed income and the mid-month rebound in equities prices helped to offset the Trust’s currency losses.
The Trust’s performance in May was negative as another trend reversal caused losses. Global stock indices posted steep declines, reversing much of their year-to-date gains, amid renewed fears of inflation, rising interest rates, and a growing concern about the housing slow-down. This was a reversal of a very profitable trend for the year in the equities sector and resulted in the Trust’s biggest losses for the month. The U.S. Dollar continued to slide against the major currencies through the first half of the month, though not as severely as in April. While the U.S. Dollar improved somewhat in the latter part of the month, it was not enough to recover the earlier losses. Energy prices came off their highs in response to a perceived easing of Middle East tensions resulted in losses for the Trust. The metals and interest rates sectors were positive, but not enough to offset the losses in these other sectors.
In June, volatile markets across the globe resulted in modest losses for the Trust. Markets in most sectors were choppy as traders tried to interpret the monetary policies expressed by each of the world’s major central banks. Gains made in the interest rates sector were offset by a continued reversal in commodity-related trends. The Australian Dollar was hit hard by weaker than expected economic data in the region which caused losses in the currencies sector. Expectations of slowed economic growth due to central bank policies as well as the shifting sands of geopolitical concerns continued to pressure prices and caused losses in the metals sector. The Trust had gains in the energy sector as prices moved higher in response to continuing uncertainty in Iran. In the face of these uncertainties and more, the equities sector was volatile, but ended the month relatively unchanged.
2005
Of the 2005 year-to-date increase of the 9.40%, approximately 10.49% was due to trading gains (before commissions) and approximately 1.25% was due to interest income, offset by approximately 2.34% due to brokerage fees and operating cost and offering costs borne by the Trust. An analysis of the 10.49% trading gains by sector is as follows:

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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2006 and December 31, 2005 and the trading gains/losses by market category for the six months ended June 30, 2006 and the year ended December 31, 2005.

	June 30, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.80%	(6.54)%
Long Interest Rates	0.64%	(0.73)%
Short Interest Rates	0.41%	3.30%
Metals	0.36%	2.16%
Stock Indices	0.30%	0.95%
Energy	0.26%	0.90%

Aggregate/Total	1.60%	0.04%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the six months ended June 30, 2006, approximately 0.04% was due to trading gains (before commissions), approximately 2.24% was due interest income offset by approximately 3.05% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of (0.77)%.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	6.12%
Long-Term Interest Rates	0.79%	1.89%
Energy	0.64%	3.31%
Short-Term Interest Rates	0.62%	4.76%
Stock Indices	0.38%	(2.73)%
Metals	0.06%	1.12%

Aggregate/Total	2.47%	14.47%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.47% was due to trading gains (before commissions), approximately 2.94% was due interest income offset by approximately 4.72% due to brokerage fees, performance fees and operating and offering costs borne by the Trust giving a net return of 12.69%.

Material Limitations oF Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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

     The following were the primary trading risk exposures of the Trust as of June 30, 2006, by market sector.
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
     The following were the only non-trading risk exposures of the Trust as of June 30, 2006.
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

CAMPBELL ALTERNATIVE ASSET TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Owner

Date: August 14, 2006	By:	/s/ Theresa D. Becks Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Chief Financial Officer	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Chief Financial Officer	E 5