Form 10-Q
period 2006-09-20
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2006-11-08
CIK 1114485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Yes ☑ No ☐
Total number of Pages: 30

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Financial Condition as of September 30, 2006 (Unaudited) and December 31, 2005	3

	Condensed Schedules of Investments as of September 30, 2006 (Unaudited) and December 31, 2005	4-5

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	8

	Notes to Financial Statements (Unaudited)	9-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23-28

Item 4.	Controls and Procedures	28

PART II — OTHER INFORMATION		29

Item 6.	Exhibits and Reports on Form 8-K	29

SIGNATURES

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2006 (Unaudited) and December 31, 2005

	September 30,	December 31,
	2006	2005
ASSETS
Equity in broker trading accounts
Cash	$2,938,507	$2,614,570
United States government securities	30,057,447	27,349,932
Unrealized (loss) on open futures contracts	(472,423)	(160,660)

Total equity in broker trading accounts	32,523,531	29,803,842

Cash	3,101,814	7,388,416
Restricted cash	3,923,408	1,873,271
United States government securities	0	2,480,344
Unrealized gain (loss) on open forward currency contracts	127,377	(1,324,864)

Total assets	$39,676,130	$40,221,009

LIABILITIES
Accounts payable	$55,066	$58,305
Brokerage fee	47,499	51,325
Options written, at fair value (premiums received $5,568)	4,630	0
Accrued commissions and other trading fees on open contracts	9,846	13,418
Performance fee	0	69,538
Offering costs payable	14,999	16,208
Redemptions payable	7,321	155,748

Total liabilities	139,361	364,542

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 1,413.580 units outstanding at September 30, 2006 and December 31, 2005	2,307,443	2,391,693
Other Unitholders – 22,807.374 and 22,143.118 units outstanding at September 30, 2006 and December 31, 2005	37,229,326	37,464,774

Total unitholders’ capital (Net Asset Value)	39,536,769	39,856,467

Total liabilities and unitholders’ capital (Net Asset Value)	$39,676,130	$40,221,009

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2006
(Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$13,000,000	11/02/2006	U.S. Treasury Bills	$12,942,684	32.73%
10,000,000	11/30/2006	U.S. Treasury Bills	9,918,667	25.09%
7,200,000	10/05/2006	U.S. Treasury Bills	7,196,096	18.20%

Total United States government securities (Cost, including accrued interest, – $30,057,447)			$30,057,447	76.02%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(784,636)	(1.99)%
Metals	(38,778)	(0.10)%
Stock index	338,429	0.86%
Short-term interest rates	(1,000)	(0.00)%
Long-term interest rates	106,792	0.27%

Total long futures contracts	$(379,193)	(0.96)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$4,300	0.01%
Metals	(480)	(0.00)%
Short-term interest rates	(92,236)	(0.23)%
Long-term interest rates	(4,814)	(0.01)%

Total short futures contracts	$(93,230)	(0.23))%

Total futures contracts	$(472,423)	(1.19)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(980,834)	(2.48)%
Various short forward currency contracts	1,108,211	2.80%

Total forward currency contracts	$127,377	0.32%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $5,568)	$(4,630)	(0.01)%

*	- pledged as collateral for the trading of futures and forward positions.
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
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(979,207)	$1,041,712	$1,175,937	$2,799,662
Change in unrealized	(905,732)	(324,875)	(311,763)	319,459
Brokerage commissions	(13,333)	(28,741)	(54,007)	(77,296)

Gain (loss) from futures trading	(1,898,272)	688,096	810,167	3,041,825

Forward currency and options on forward currency trading gains (losses)
Realized	182,206	(328,699)	(3,540,951)	(799,554)
Change in unrealized	492,986	(467,175)	1,453,179	1,363,478
Brokerage commissions	(6,297)	(3,230)	(15,039)	(8,376)

Net gain (loss) from forward currency and options on forward currency trading	668,895	(799,104)	(2,102,811)	555,548

Total net trading gains (losses)	(1,229,377)	(111,008)	(1,292,644)	3,597,373

EXPENSES NET OF INTEREST INCOME
Income
Interest income	505,280	300,025	1,426,339	741,243

Expenses
Brokerage fee	287,880	272,017	878,111	777,762
Performance fee	0	361	370,369	129,415
Operating expenses	22,104	17,353	80,747	48,436

Total expenses	309,984	289,731	1,329,227	955,613

Expenses net of interest income	195,296	10,294	97,112	(214,370)

NET INCOME (LOSS)	$(1,034,081)	$(100,714)	$(1,195,532)	$3,383,003

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDER UNIT (based on weighted average number of units outstanding during the period)	$(42.70)	$(4.30)	$(49.65)	$144.17

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDER UNIT	$(46.52)	$(7.50)	$(59.60)	$133.57

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from (for) operating activities
Net income (loss)	$(1,195,532)	$3,383,003
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(1,141,416)	(1,682,937)
Options premium received	5,568	0
Increase in restricted cash	(2,050,137)	0
Decrease in accounts payable and accrued expenses	(80,175)	(9,202)
Net (purchases) of investments in United States government securities	(227,171)	(9,024,416)

Net cash (for) operating activities	(4,688,863)	(7,333,552)

Cash flows from (for) financing activities
Addition of units	1,868,414	1,456,835
Redemption of units	(863,708)	(1,548,324)
Offering costs paid	(278,508)	(245,469)

Net cash from (for) financing activities	726,198	(336,958)

Net (decrease) in unrestricted cash	(3,962,665)	(7,670,510)

Unrestricted Cash
Beginning of period	10,002,986	12,046,260

End of period	$6,040,321	$4,375,750

End of period unrestricted cash consists of:
Cash in broker trading accounts	$2,938,507	$1,446,576
Cash	3,101,814	2,929,174

Total end of period unrestricted cash	$6,040,321	$4,375,750

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2006

Balances at December 31, 2005	1,413.580	$2,391,693	22,143.118	$37,464,774	23,556.698	$39,856,467

Net (loss) for the nine months ended September 30, 2006		(67,969)		(1,127,563)		(1,195,532)

Additions	0.000	0	1,087.352	1,868,414	1,087.352	1,868,414

Redemptions	0.000	0	(423.096)	(715,281)	(423.096)	(715,281)

Offering costs		(16,281)		(261,018)		(277,299)

Balances at September 30, 2006	1,413.580	$2,307,443	22,807.374	$37,229,326	24,220.954	$39,536,769

Nine Months Ended September 30, 2005

Balances at December 31, 2004	1,413.580	$2,122,335	21,868.461	$32,833,050	23,282.041	$34,955,385

Net income for the nine months ended September 30, 2005		203,608		3,179,395		3,383,003

Additions	0.000	0	954.093	1,456,835	954.093	1,456,835

Redemptions	0.000	0	(913.840)	(1,418,609)	(913.840)	(1,418,609)
Offering costs		(14,796)		(230,814)		(245,610)

Balances at September 30, 2005	1,413.580	$2,311,147	21,908.714	$35,819,857	23,322.294	$38,131,004

Net Asset Value per Managing Owner and Other Unitholders Unit
September 30,	December 31,	September 30,	December 31,
2006	2005	2005	2004
$1,632.34	$1,691.94	$1,634.96	$1,501.39

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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At September 30, 2006, the 401(K) Plan held approximately 50% of the Trust’s outstanding units.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning July 1, 2006, the market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 1, 2006, the market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At September 30, 2006 and December 31, 2005, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $14,999 and $16,208, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At September 30, 2006 and December 31, 2005, the amount of unreimbursed offering costs incurred by Campbell & Company is $448,252 and $592,663, respectively.

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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 4.	DEPOSITS WITH BROKER
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2006 and December 31, 2005 was $30,057,447 and $29,830,276, respectively, which equals 76% and 75% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2006 and December 31, 2005 was $6,963,162 and $8,987,245, respectively, which equals 18% and 23% of Net Asset Value, respectively. Included in cash deposits with interbank market makers at September 30, 2006 and December 31, 2005 was restricted cash for margin requirements of $3,923,408 and $1,873,271 which equals approximately 10% and 5% of Net Asset Value at December 31, 2005.

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
For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures, forward currency and swap contracts purchased and unlimited liability on such contracts sold short. Beginning in January 2006, the Trust began selling forward currency options and as a seller of options, the Trust receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trust to potentially unlimited liability.
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
Gross unrealized gains	$518,348	$537,098	$1,198,801	$1,046,611
Gross unrealized losses	(990,771)	(697,758)	(1,070,486)	(2,371,475)

Net unrealized gain (loss)	$(472,423)	$(160,660)	$128,315	$(1,324,864)

Open contracts generally mature within three months; as of September 30, 2006, the latest maturity date for open futures contracts is June 2007, and the latest maturity date for open forward currency and options on forward currency contracts is December 2006. However, the Trust intends to close all contracts prior to maturity.
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
(Unaudited)
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
Note 9. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of September 30, 2006, the statements of operations for the three months and nine months ended September 30, 2006 and 2005, and the related statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2006, the results of operations for the three months and nine months ended September 30, 2006 and 2005, and the statements of cash flows for the nine months ended September 30, 2006 and 2005.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 10. FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,678.86	$1,642.46	$1,691.94	$1,501.39

Income (loss) from operations:
Total trading gains (losses) (1)	(50.83)	(4.27)	(52.11)	153.18
Expenses net of interest income (1)	8.06	0 44	4.03	(9.14)

Total income (loss) from operations	(42.77)	(3.83)	(48.08)	144.04

Offering costs (1)	(3.75)	(3.67)	(11.52)	(10.47)

Net asset value per unit at end of period	$1,632.34	$1,634.96	$1,632.34	$1,634.96

Total Return (3)	(2.77)%	(0.46)%	(3.52)%	8.90%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.07%	3.04%	3.13%	3.05%
Performance fee (3)	0.00%	0.00%	0.91%	0.36%

Total expenses	3.07%	3.04%	4.04%	3.41%

Expenses net of interest income (2), (4), (5)	(1.94)%	(0.11)%	(1.52)%	0.31%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Expenses net of interest income per unit and offering costs per unit are calculated by dividing the expenses net of interest income and offering costs by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized.

(4)	Annualized.

(5)	Expenses net of interest income is shown as a positive percentage when expenses exceed interest income for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $31,062,942 have been accepted during the continuing offering period as of September 30, 2006. Redemptions over the same time period total $23,324,314. The Trust commenced operations on October 1, 2001.
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
Results of Operations
The returns for the nine months ending September 30, 2006 and 2005 were (3.52)% and 8.90%, respectively.
2006
Of the 2006 year-to-date decrease of 3.52%, approximately 2.91% was due to trading losses (before commissions) and approximately 4.10% due to brokerage fees, performance fees and operating and offering costs borne by the Trust offset by approximately 3.49% due to interest income. An analysis of the 2.91% trading losses by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	2.33%
Metals	2.20
Interest Rates	1.93
Energy	(4.46)
Currencies	(4.91)

(2.91)%

The Trust began the year with gains in each sector during January. The stock indices sector was the best performing sector for the month as prices rallied back from a mid-month sell off and continued the up-trend which began in late 2005. The energy markets were volatile but profitable as losses in natural gas were more than offset by gains in the crude oil complex. Industrial and precious metals prices also rose in January, contributing solid gains to the Trust’s portfolio. The long end of the U.S. yield curve reversed sharply mid-month, resulting in losses as the interest rate markets tried to assimilate conflicting economic data and the change in Federal Reserve leadership. The continued weakening of the U.S. Dollar also resulted in losses, but was offset by gains earned on non-U.S. Dollar positions.
Performance for the Trust was negative in February reversing most of the gains earned in January. Prices for crude oil and natural gas fell sharply in February as inventory build-ups weighed on the market in the midst of one of the mildest winters on record in the northeastern U.S. Concern over geopolitical tensions also eased somewhat. While this brought welcome relief at the gas pumps, this trend reversal caused the majority of the Trust’s losses this month. A relatively quiet month in currencies left the Trust mainly flat in this sector as the markets tried to ascertain the major central bank’s policy intentions for 2006. Ben Bernanke’s first official appearances as Chairman of the Fed and the reintroduction of the U.S. 30 year bond were digested by the bond markets, but the Trust did make some gains on its short-term interest rate positions. February was a volatile month for U.S. equities, but Euro stocks enjoyed another strong month, and contributed solid gains to the portfolio.
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
In July, the Trust had modest gains in currencies and base metals sectors offset by losses in the fixed income sector as economic releases depicted slowing economic growth and a cooling housing market, leading to a reduced probability of another rate increase in August. North Korean missile tests, continuing Iranian nuclear defiance, renewed turbulence in Nigeria and the Israel/Lebanon tinderbox all pushed energy prices higher before finding resistance and finishing virtually unchanged for the month and caused small losses for the Trust. The equity indices sector was also volatile but ended the month largely unchanged, leading to flat performance for that sector.
Markets with light volume and little momentum resulted in a small negative return in August. With many traders on vacation, the summer doldrums reflected the state of many of the sectors the Trust trades, and even the notoriously fickle but volatile energy markets were mostly range-bound. The energy sector was dominated by perceptions of an easing in global geopolitical tensions, a mild hurricane season (so far!), and steadily rising inventories. These factors led to a sharp sell-off in natural gas, which was down by 30%, and crude oil, which fell below $70 per barrel. Unleaded gasoline traded down more than 40 cents in August alone and caused losses for the Trust. The Trust’s trading in non-dollar currency positions was profitable, but its outright U.S. Dollar positions resulted in losses. Long-dated interest rate instruments and stock indices were positive for the month, with both rallying sharply from mid-summer lows.
The Trust’s biggest losses in September occurred in the energy sector where crude prices fell over 11% and heating oil and unleaded gasoline both fell around 14%. The drop in prices was driven by the lack of hurricane activity, a further easing of geopolitical tensions, and adequate physical supplies amid the warmer-than-normal autumn season. The equity indices sector was positive as economic data (with the exception of housing-related figures) continued to show moderate growth with restrained inflation. Gains were also recorded in currency markets, where losses on the Trust’s cross rates exposures were more than offset by gains in outright positions, despite the historically low volatilities in many of these markets. Small losses were recorded in the interest rates sector as the market continued to believe that the U.S. Federal Reserve will not raise rates again in the foreseeable future.

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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Trust invests in futures, forward currency and option on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning in July 2006, the market value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 2006, the market value of swap and forward (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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
     The following quantitative disclosures regarding the Trust’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical.
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
     The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2006 and December 31, 2005 and the trading gains/losses by market category for the nine months ended September 30, 2006 and the year ended December 31, 2005.

	September 30, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Energy	0.58%	(4.46)%
Currencies	0.55%	(4.91)%
Stock Indices	0.29%	2.33%
Short Interest Rates	0.26%	2.50%
Metals	0.14%	2.20%
Long Interest Rates	0.11%	(0.57)%

Aggregate/Total	1.02%	(2.91)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the nine months ended September 30, 2006, approximately 2.91% was due to trading losses (before commissions) and approximately 4.10% due to brokerage fees, management fees, performance fees and operating and offering costs borne by the Trust offset by approximately 3.49% due to interest income giving a net return of (3.52)%.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	6.12%
Long-Term Interest Rates	0.79%	1.89%
Energy	0.64%	3.31%
Short-Term Interest Rates	0.62%	4.76%
Stock Indices	0.38%	(2.73)%
Metals	0.06%	1.12%

Aggregate/Total	2.47%	14.47%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.47% was due to trading gains (before commissions), approximately 2.94% was due interest income offset by approximately 4.72% due to brokerage fees, performance fees and operating and offering costs borne by the Trust giving a net return of 12.69%.
Material Limitations oF Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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
The following were the primary trading risk exposures of the Trust as of September 30, 2006, by market sector.
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
     The following were the only non-trading risk exposures of the Trust as of September 30, 2006.
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

CAMPBELL ALTERNATIVE ASSET TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Owner

Date: November 8, 2006	By:	/s/Theresa D. Becks Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 – E3

31.02	Certification by Chief Financial Officer	E 4 – E5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1