Form 10-K
period 2006-12-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2007-03-30
CIK 1114485

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2006
Commission File Number 0-33311 and 2-84126

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
CAMPBELL ALTERNATIVE ASSET TRUST
(Exact name of Registrant as specified in its charter)

DELAWARE	52-2238521

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

210 W. Pennsylvania Avenue
Towson, Maryland	21204

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
Yes [ ] No [X]
The Registrant has no voting stock. As of December 31, 2006 there were 23,613.916 Units of Beneficial Interest issued and outstanding.
Total number of pages 47. Consecutive page numbers on which exhibits commence: 5.

TABLE OF CONTENTS

		Page
PART I

ITEM 1.	BUSINESS	1-2

ITEM 1A.	RISK FACTORS	3-9

ITEM 1B.	UNSETTLED STAFF COMMENTS	10

ITEM 2.	PROPERTIES	10

ITEM 3.	LEGAL PROCEEDINGS	10

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	10

ITEM 6.	SELECTED FINANCIAL DATA	10-11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-19

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19-25

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	25

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	25

ITEM 9A.	CONTROLS AND PROCEDURES	25

ITEM 9B.	OTHER INFORMATION	25

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	26-27

ITEM 11.	EXECUTIVE COMPENSATION	28

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	28

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	28

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	28

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	29-30

SIGNATURES

CERTIFICATIONS
DOCUMENTS INCORPORATED BY REFERENCE — Prospectus dated September 29, 2006 included within the Registration Statement on Post-Effective Amendment No. 7 to Form S-1 (File No. 333-74014), incorporated by reference into Parts I, II, III and IV.

i

PART I
Item 1. Business
     Campbell Alternative Asset Trust (the “Registrant” or the “Trust”) is a Trust which was formed on May 3, 2000 under the Delaware Business Trust Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures, forward and options markets. Specifically, the Trust trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agricultural values. The trustee of the Trust is U.S. Bank National Association (the “Trustee”) (formerly Wachovia Trust Company, National Association). The managing owner and trading advisor of the Registrant is Campbell & Company, Inc. (“Campbell & Company”). The Registrant’s operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.
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
     A total of $47,552,510 has been raised in the initial and continuing offering periods through December 31, 2006.
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
     The Registrant conducts its business in one industry segment, the speculative trading of futures, forward and option contracts. The Registrant is a market participant in the “managed futures” industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds (except trading decisions), such as the Registrant, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.
     The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Trust’s assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. As of December 2006, the percentage of component risk for each major sector was as follows: 35% to stock indices, 27% to interest rates, 26% to currencies, 10% to energy products and 2% to metals. The contracts traded by the Registrant will fluctuate from time to time.
     The Registrant may, in the future, experience increased competition for the futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.
     The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. The Trust does not maintain a website where these reports are posted. However, the Trust’s filings are posted on the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors
Market Risks
You Could Possibly Lose Your Total Investment in the Trust
     Futures, forward and option contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or a substantial amount of your investment in the Trust.
The Trust Is Highly Leveraged
     Because the amount of margin funds necessary to be deposited in order to enter into a futures, forward or option contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Trust’s account with face values equal to several times the Trust’s net assets. The ratio of margin to equity is typically 10% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.
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

Forward and Option Transactions are Over-the-Counter, are Not Regulated and are Subject to Credit Risk
     The Trust trades forward and option contracts in foreign currencies. Such contracts are typically traded over-the-counter through a dealer market, which is dominated by major money center and investment banks, and is not regulated by the Commodity Futures Trading Commission. Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Trust. The market for forward and option contracts relies upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Trust to significant losses in the event of trading abuses or financial failure by participants in the forward and option markets which it might otherwise have avoided. Also, the Trust faces the risk of non-performance by its counter-parties to forward and option contracts and such non-performance may cause some or all of its gain to remain unrealized.
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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase over the past 10 to 15 years in the amount of assets managed by trend-following trading systems like some of the Campbell & Company programs. In 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2005, this estimate had risen to approximately $131 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Trust. It may become more difficult for the Trust to implement its trading strategy if these other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward or option positions, or otherwise alter trading patterns.
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
Increase in Assets Under Management May Make Profitable Trading More Difficult
     Campbell & Company’s current equity under management is at or near its all-time high. Campbell & Company has not agreed to limit the amount of additional equity which it may manage, and is actively engaged in raising assets for existing and new accounts. The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Trust which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Financial, Metal & Energy Large Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to unitholders in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts does exceed the compensation it receives from managing the Trust’s account. Because records with respect to other accounts are not accessible to unitholders in the Trust, the unitholders will not be able to determine if Campbell & Company is favoring other accounts. See “Campbell & Company, Inc. — Trading Capacity.”
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
The Futures Broker Could Fail and Has Been Subject to Disciplinary Action
     The current futures broker for the Trust is UBS Financial Services Inc. The Commodity Exchange Act generally requires a futures broker to segregate all funds received from customers from such broker’s proprietary assets. If the futures broker fails to do so, the assets of the Trust might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcy, the Trust could lose the entire amount, or be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the futures broker as margin) was held by the futures broker. The futures broker has been the subject of certain regulatory and private causes of action. The material actions are described under “The Futures Broker.”

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
     Since Campbell & Company acts as both trading advisor and managing owner for the Trust, it is very unlikely that its advisory contract will be terminated by the Trust. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of up to a 2.85% brokerage fee (of which 2.5% is retained) and a 20% performance fee. Campbell & Company, as managing owner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.
     Other conflicts are also present in the operation of the Trust. See “Conflicts of Interest.”
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
     Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2006, there were 267 Unitholders in the Registrant and 23,613.916 Units of Beneficial Interest outstanding.
     Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.
     The Registrant has no securities authorized for issuance under equity compensation plans.
Item 6. Selected Financial Data
     The following summarized financial information is for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Total Assets	$43,619,109	$40,221,009	$35,225,567	$33,165,538	$34,524,465
Total Unitholders’ Capital	42,871,715	39,856,467	34,955,385	32,821,418	32,854,478
Total Trading Gain (net of brokerage commissions)	2,971,747	5,125,300	5,125,392	9,269,009	4,996,237
Net Income	3,250,791	4,799,375	3,249,651	7,263,843	3,761,201
Net Income Per Managing Owner and Other Unitholder Unit*	135.31	204.75	135.90	292.55	161.99
Increase in Net Asset Value per Managing Owner and Other Unitholder Unit	123.59	190.55	123.76	253.05	150.94

*	- Based on weighted average number of units outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2006 and 2005.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2006	2006	2006	2006
Total Trading Gain (Loss) (net of brokerage commissions)	$2,254,666	$(2,317,933)	$(1,229,377)	$4,264,391
Net Income (Loss)	1,997,584	(2,159,035)	(1,034,081)	4,446,323
Net Income (Loss) per Managing Owner and Other Unitholder Unit *	83.93	(89.15)	(42.70)	186.33
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	80.03	(93.11)	(46.52)	183.19
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,771.97	1,678.86	1,632.34	1,815.53

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2005	2005	2005	2005
Total Trading Gain (Loss) (net of brokerage commissions)	$(890,145)	$4,598,526	$(111,008)	$1,527,927
Net Income (Loss)	(946,303)	4,430,020	(100,714)	1,416,372
Net Income (Loss) per Managing Owner and Other Unitholder Unit *	(40.35)	188.63	(4.30)	60.63
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	(43.80)	184.87	(7.50)	56.98
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,457.59	1,642.46	1,634.96	1,691.94

*	- Based on weighted average number of units outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Results of Operations
The returns for the years ended December 31, 2006, 2005 and 2004 were 7.30%, 12.69% and 8.98%, respectively.
2006
Of the 2006 increase of 7.30%, approximately 7.76% was due to trading gains (before commissions) and approximately 4.70% due to interest income offset by a loss of approximately (5.16)% due to brokerage fees, performance fees and operating and offering costs borne by the Trust. An analysis of the 7.76% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	6.98%
Interest Rates	3.07
Currencies	2.22
Metals	2.07
Energy	(6.58)

7.76%

The first quarter demonstrated how markets interplay and how a diversified set of strategies can take advantage of changes in geopolitical and macroeconomic events. Currencies were relatively quiet in the first two months of the year as the markets tried to ascertain central bank policy intentions for 2006, but managed to rally at quarter-end on expectations of further interest rate hikes. Energy volatility proved difficult for the Trust, as the markets continued to fluctuate between excess inventory levels, supply constraints, and the ebb and flow of geopolitical tensions. A sharp sell-off in energy prices in February and a rebound in prices in March left the Trust flat in Energy trading on the quarter. The first quarter also saw the long end of the yield curve reverse sharply, the markets’ first peek at Ben Bernanke as Chairman of the Fed, and the reintroduction of the 30-year bond, leaving fixed income trading flat on the quarter. Following all of this activity, the Trust recorded gains in equity indices (despite the choppy start for global equity markets) and currencies, and finished the first quarter up 4.73%.

The second quarter proved to be quite a bit more difficult for the Trust with a quarterly rate of return of (5.25) %. A major sell off of the U.S. dollar against all major currencies, coupled with other central banks contemplating rate hikes, resulted in negative performance, primarily from the Trust’s fundamental currency models. These losses proved difficult to overcome despite gains in other sectors. Mid-quarter, the Trust was faced with another trend reversal, this time in equities, resulting in additional losses to our global equity index trading. Energy trading was positive overall on the quarter as prices moved higher in response to continuing uncertainty in Iran and the approaching hurricane season. Toward the end of the quarter the markets were choppy as traders were attempting to interpret monetary policies from each of the world’s major central banks. Expectations of slowed economic growth due to central bank policies and the shifting sands of geopolitical events continued to pressure precious and base metals resulting in only slightly positive performance for that sector on the quarter.
As much as the second quarter was dominated by the sell off of the U.S. dollar, energy was largely responsible for the Trust posting a third quarter return of (2.77) %. Early in the quarter, economic activity suggested a slower pace and a cooling housing market leading to a reduced probability of another rate hike. The quarter began with a push in energy prices higher as a result of certain geopolitical events, followed by a sharp reversal in the energy complex on the perception of easing geopolitical intensions, a mild hurricane season and steadily rising inventories. Energy markets continued to sell off towards the end of the quarter causing losses for the Trust. Gains were recorded in the currency markets, where losses on the Trust’s cross rate exposures were more than offset by gains in outright positions, despite the historically low volatilities in many of these markets. The market continued to believe the U.S. Federal Reserve would not raise rates in the foreseeable future and consequently the Trust recorded small losses in the interest rate sector and small gains in equity index trading.
The fourth quarter of 2006 proved to be a very productive period for our strategies, and produced a quarterly return of 11.22% for the Trust. The currency sector carried the Trust throughout the quarter, recording gains related to the renewed popularity of the Yen “carry” trade, Euro related crosses and the continued weakening of the Swiss Franc. The same strategies that caused the Trust difficulty in April and May, benefited the Trust throughout the fourth quarter and finished positive on the year overall. Equity index trading was also strongly positive throughout the quarter on strong economic growth, restrained inflation, and continued red-hot M&A activity ultimately contributing to the Dow finishing the year near all-time highs. The energy complex continued its unpredictable pattern — hitting lows for the year-to-date at the beginning of the quarter, rallying on refinery problems in November, and then falling back on above average temperatures throughout the U.S. and Europe. The Trust posted overall losses in the energy sector for the quarter and the year. Fixed income trading was slightly negative on the quarter until December when the sector contributed significantly to gains for the Trust. Yields rose sharply across the curve on firm November payrolls, stronger mid-month retail sales and indications of a potential boom in housing market data.
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
Off-Balance Sheet Risk
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures, forward and options contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, Inc., the managing owner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures, forward and option contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Trust. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.
In the case of forward and option contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company trades for the Trust only with those counterparties which it believes to be creditworthy. All positions of the Trust are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Trust.
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Trust invests in futures, forward currency and option on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning in July 2006, the market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 2006, the market value of forward (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2006, 2005 and 2004 and the trading gains/losses by market category for the years then ended.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.98%
Currencies	0.70%	2.22%
Energy	0.39%	(6.58)%
Long-Term Interest Rates	0.35%	(0.24)%
Short-Term Interest Rates	0.26%	3.31%
Metals	0.17%	2.07%

Aggregate/Total	1.42%	7.76%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2006, approximately 7.76% was due to trading gains (before commissions), approximately 4.70% was due interest income offset by approximately 5.16% due to brokerage fees, performance fees and operating and offering costs borne by the Trust giving a net return of 7.30%.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	6.12%
Long-Term Interest Rates	0.79%	1.89%
Energy	0.64%	3.31%
Short-Term Interest Rates	0.62%	4.76%
Stock Indices	0.38%	(2.73)%
Metals	0.06%	1.12%

Aggregate/Total	2.47%	14.47%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.47% was due to trading gains (before commissions), approximately 2.94% was due interest income offset by approximately 4.72% due to brokerage fees, performance fees and operating and offering costs borne by the Trust giving a net return of 12.69%.

	December 31, 2004
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.19%	2.68%
Long-Term Interest Rates	0.82%	10.57%
Short-Term Interest Rates	0.25%	2.49%
Stock Indices	0.60%	(1.85)%
Energy	0.18%	2.22%
Metals	0.11%	(0.58)%

Aggregate/Total	1.86%	15.53%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2004, approximately 15.53% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.81% in brokerage fees, performance fees, and operating and offering costs borne by the Trust giving a net return of 8.98%.

Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Trust as of December 31, 2006, by market sector.
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
Metals
     The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold and zinc.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of December 31, 2006.
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
Item 9B. Other Information
     There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2006.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 210 West Pennsylvania Avenue, Towson, Maryland 21204, (410) 296-3301. Campbell & Company’s directors and executive officers are as follows:
  G. William Andrews, born in 1972, has been employed by Campbell & Company since April 1997 and has served as Vice President: Director of Research Operations since March 2006. His duties include managing daily research operations, new research product implementation and code management. From 1995 to 1997, Mr. Andrews was employed at Legg Mason as a Research Analyst in the Realty Group. Before immigrating to the United States, he was employed by the Japanese Department of Education in the town of Fujimi, Nagano prefecture. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand.
  Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as the Chief Financial Officer and Treasurer since 1992, and Secretary and a Director since 1994. In addition to her role as CFO, Ms. Becks also oversees administration and trade operations. Ms. Becks is also the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Ms. Becks is currently a member of the Managed Funds Association. From 1987 to 1991, she was employed by Bank Maryland Corp, a publicly-held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks is an Associated Person of Campbell & Company.
  D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since it began operations, was President until 1994, and was Chief Executive Officer until 1997. Mr. Campbell is the majority voting stockholder of Campbell & Company. From 1971 to 1978, he was a registered representative of a futures commission merchant. Mr. Campbell has acted as a commodity trading advisor since 1972 when, as general partner of the Campbell Trust, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Campbell Trust. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. He is an Associated Person of Campbell & Company.
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
  Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, was appointed Deputy Manager of Trading in September 2004 and has served as Vice President and Director of Trading since June 2006. His duties include managing daily trade execution for the assets under Campbell & Company’s management. From 1999 to 2000, Mr. Harris worked as a futures and options broker for Refco Inc. (NY). From 1997 to 1999, he worked in the Sales and Product Development groups at Morgan Stanley Managed Futures. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris is an Associated Person of Campbell & Company.

  Michael J. Hebrank, born in 1955, joined Campbell & Company in April 2004 and has served as Chief Technology Officer since then. From February 1999 to April 2004, Mr. Hebrank was the Chief Information Officer at Greater Baltimore Medical Center, the fourth largest healthcare system in Maryland. Mr. Hebrank holds a B.S. in Applied Statistics from the University of Baltimore and an M.S. in Computer Engineering from Loyola College of Maryland.
  Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Executive Vice President-Research since then and Chief Operating Officer since June 2005. His duties include risk management, research, and the development of quantitatively based hedge Trust and options strategies. Mr. Heerdt is also the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 to March 2003, he was self-employed through Integrity Consulting. Previously, Mr. Heerdt worked for twelve years at Moore Capital Management, Inc., where he was a Director until 1999, and a Managing Director from 2000 to 2002. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt is an Associated Person of Campbell & Company.
  James M. Little, born in 1946, joined Campbell & Company in April 1990 and has served as Executive Vice President- Business Development and a Director since 1992. Mr. Little is also the Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From 1989 to 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. From 1984 to 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.
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
No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant’s knowledge, no such forms have been or are required to be filed.
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

Item 11. Executive Compensation
     The Registrant is managed by its managing owner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to up to 2.85% of the Registrant’s month-end Net Assets per year. From such 2.85% Brokerage Fee, Campbell & Company remits 0.35% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Unitholders. Campbell & Company retains the remaining 2.5% as management fees (2% for providing advisory fees and 0.5% for acting as managing owner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2006, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company. As of December 31, 2006, the following beneficial owners owned more than five percent of the Units:

Name of Beneficial	Number of Units	Percentage of
Owner	Owned	Trust
Campbell & Company, Inc. 401(k) Plan	12,350.065	52.30%
Campbell & Company, Inc.	1,413.580	5.99%
(b)	Security Ownership of Management. As of December 31, 2006, Campbell & Company owned 1,413.580 Units of Managing Owner Interest having a value of $2,566,397. Units of Managing Owner Interest will always be owned by Campbell & Company in its capacity as managing owner.
Item 13. Certain Relationships and Related Transactions
See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.
Item 14. Principal Accounting Fees and Services
     The principle accountant for the year ended December 31, 2006 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principle accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2006 and 2005 were $66,115 and $61,718, respectively.

(b)	Audit Related Fees

None.

(c)	Tax Fees

None.

(d)	All Other Fees

None.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 32 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibit

Exhibit Number	Description of Document
1.01	Selling Agreement among the Registrant, Campbell & Company, PaineWebber Incorporated and the Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

1.02	Additional Selling Agreement among the Registrant, Campbell & Company and the Additional Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

3.01	Declaration of Trust and Trust Agreement of the Registrant dated May 1, 2000. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on May 22, 2000).

3.02	Certificate of Trust of the Registrant. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on November 9, 2000).

3.03	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 7 to Form S-1 (No. 333-74014) filed on September 5, 2006).

Exhibit Number	Description of Document
10.01	Customer Agreement between the Registrant and Paine Webber Incorporated. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

10.02	Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 7 to Form S-1 (No. 333-74014) filed on September 5, 2006).

10.03	Escrow Agreement between the Registrant and Mercantile Safe Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

10.04	International Swap Dealers Association, Inc. Master Agreement between the Registrant and ABN AMRO Bank, N.V., Chicago Branch. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 1 to Form S-1 (No. 333-74014) filed on December 12, 2002).

10.05	International Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001.)

31.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

CAMPBELL ALTERNATIVE ASSET TRUST

By: CAMPBELL & COMPANY, INC. Managing Owner

By:	/s/ Theresa D. Becks Theresa D. Becks
Chief Financial Officer, Secretary, Treasurer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2007.

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

CAMPBELL ALTERNATIVE ASSET TRUST
ANNUAL REPORT
December 31, 2006
TABLE OF CONTENTS

PAGES
Reports of Independent Registered Public Accounting Firms

Deloitte & Touche LLP	33

Arthur F. Bell, Jr. & Associates, L.L.C.	34

Financial Statements
Statements of Financial Condition
December 31, 2006 and 2005	35

Condensed Schedules of Investments
December 31, 2006 and 2005	36-37

Statements of Operations For the Years
Ended December 31, 2006, 2005 and 2004	38

Statements of Cash Flows For the Years
Ended December 31, 2006, 2005 and 2004	39

Statements of Changes in Unitholders’ Capital (Net Asset Value)
For the Years Ended December 31, 2006, 2005 and 2004	40

Notes to Financial Statements	41-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of
Campbell Alternative Asset Trust
We have audited the accompanying statements of financial condition of Campbell Alternative Asset Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations, cash flows and changes in unitholders’ capital (net asset value) for each of the two years in the period then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, cash flows and changes in unitholders’ capital (net asset value) of Campbell Alternative Asset Trust for the year ended December 31, 2004 were audited by other auditors whose report, dated March 22, 2005, expressed an unqualified opinion on those statements.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Alternative Asset Trust as of December 31, 2006 and 2005, the results of its operations, cash flows and changes in unitholders’ capital (net asset value) for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Princeton, New Jersey
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders
Campbell Alternative Asset Trust
We have audited the accompanying statements of operations, cash flows and changes in unitholders’ capital (net asset value) of Campbell Alternative Asset Trust for the year ended December 31, 2004. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, cash flows and the changes in unitholders’ capital (net asset value) of Campbell Alternative Asset Trust for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ Arthur F. Bell, Jr. & Associates, L.L.C.
Hunt Valley, Maryland
March 22, 2005

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
December 31, 2006 and 2005

	2006	2005
ASSETS
Equity in broker trading accounts
Cash	$3,198,569	$2,607,477
United States government securities	30,062,122	27,349,932
Net unrealized gain (loss) on open futures contracts	1,082,948	(160,660)

Total equity in broker trading accounts	34,343,639	29,796,749

Cash	2,904,481	7,368,833
Restricted cash	0	1,873,271
Options purchased, at fair value (premium paid $29,775)	35,454	0
United States government securities	4,485,165	2,480,344
Net unrealized gain (loss) on open forward currency contracts	1,416,954	(1,324,864)
Interest receivable	20,552	26,676
Subscriptions receivable	412,864	0

Total assets	$43,619,109	$40,221,009

LIABILITIES
Accounts payable	$67,122	$58,305
Brokerage fee	50,122	51,325
Options written, at fair value (premiums received $17,336)	16,186	0
Accrued commissions and other trading fees on open contracts	14,948	13,418
Performance fee	0	69,538
Offering costs payable	15,828	16,208
Redemptions payable	583,188	155,748

Total liabilities	747,394	364,542

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner — 1,413.580 units outstanding at December 31, 2006 and 2005	2,566,397	2,391,693
Other Unitholders — 22,200.336 and 22,143.118 units outstanding at December 31, 2006 and 2005	40,305,318	37,464,774

Total unitholders’ capital (Net Asset Value)	42,871,715	39,856,467

Total liabilities and unitholders’ capital (Net Asset Value)	$43,619,109	$40,221,009

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006
UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$13,000,000	02/01/2007	U.S. Treasury Bills	$12,944,980	30.19%
$10,000,000	03/01/2007	U.S. Treasury Bills	9,920,022	23.14%
$ 7,200,000	01/04/2007	U.S. Treasury Bills	7,197,120	16.79%
$ 4,500,000	01/25/2007	U.S. Treasury Bills	4,485,165	10.46%

Total United States government securities (cost, including accrued interest, — $34,547,287)			$34,547,287	80.58%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(405,662)	(0.94)%
Metals	(68,317)	(0.16)%
Stock indices	451,110	1.05%
Long-term interest rates	(47,968)	(0.11)%

Total long futures contracts	$(70,837)	(0.16)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$8,960	0.02%
Metals	35,389	0.08%
Short-term interest rates	347,969	0.81%
Long-term interest rates	761,467	1.78%

Total short futures contracts	$1,153,785	2.69%

Total futures contracts	$1,082,948	2.53%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(792,936)	(1.84)%
Various short forward currency contracts	2,209,890	5.15%

Total forward currency contracts	$1,416,954	3.31%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $29,775)	$35,454	0.08%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $17,336)	$(16,186)	(0.03)%

*	- pledged as collateral for the trading of futures, forward and options positions.
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005
UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$12,000,000	02/02/2006	U.S. Treasury Bills	$11,959,253	30.01%
$ 8,850,000	03/02/2006	U.S. Treasury Bills	8,793,213	22.06%
$ 6,600,000	01/05/2006	U.S. Treasury Bills	6,597,466	16.55%
$ 2,500,000	03/16/2006	U.S. Treasury Bills	2,480,344	6.22%

Total United States government securities (cost, including accrued interest, — $29,830,276)			$29,830,276	74.84%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(341,534)	(0.85)%
Metals	16,060	0.04%
Stock indices	(24,368)	(0.06)%
Long-term interest rates	9,552	0.02%

Total long futures contracts	$(340,290)	(0.85)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Stock ndices	$(11,765)	(0.03)%
Short-term interest rates	222,468	0.56%
Long-term interest rates	(31,073)	(0.08)%

Total short futures contracts	$179,630	0.45%

Total futures contracts	$(160,660)	(0.40)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(1,016,334)	(2.55)%
Various short forward currency contracts	(308,530)	(0.77)%
Total forward currency contracts	$(1,324,864)	(3.32)%

*	- pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
TRADING GAINS
Futures trading gains (losses)
Realized	$1,005,543	$3,728,183	$4,450,033
Change in unrealized	1,243,608	(676,070)	(68,059)
Brokerage commissions	(76,571)	(110,081)	(72,245)

Net gain from futures trading	2,172,580	2,942,032	4,309,729

Forward currency and options on forward currency trading gains (losses)
Realized	(1,928,500)	2,977,676	2,473,670
Change in unrealized	2,748,647	(783,292)	(1,647,220)
Brokerage commissions	(20,980)	(11,116)	(10,787)

Net gain from forward currency and options on forward currency trading	799,167	2,183,268	815,663

Total net trading gains	2,971,747	5,125,300	5,125,392

EXPENSES NET OF INTEREST INCOME
Income
Interest income	1,921,132	1,086,132	440,084

Expenses
Brokerage fee	1,171,323	1,064,610	1,007,951
Performance fee	370,369	257,993	1,245,039
Operating expenses	100,396	89,454	62,835

Total expenses	1,642,088	1,412,057	2,315,825

Expenses net of interest income	279,044	(325,925)	(1,875,741)

NET INCOME	$3,250,791	$4,799,375	$3,249,651

NET INCOME PER MANAGING OWNER AND OTHER UNITHOLDER UNIT (based on weighted average number of units outstanding during the year)	$135.31	$204.75	$135.90

INCREASE IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDER UNIT	$123.59	$190.55	$123.76

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from (for) operating activities
Net income	$3,250,791	$4,799,375	$3,249,651
Adjustments to reconcile net income to net cash from (for) operating activities
Net change in unrealized	(3,992,255)	1,459,362	1,715,279
Option premium paid	(29,775)	0	0
Option premium received	17,336	0	0
Decrease in restricted cash	1,873,271	1,902,751	299,148
(Increase) decrease in interest receivable	6,124	(4,820)	(13,847)
Increase (decrease) in accounts payable and accrued expenses	(60,394)	97,365	(232,985)
Net purchases of investments in United States government securities	(4,717,011)	(6,624,807)	(3,722,354)

Net cash from operating activities	(3,651,913)	1,629,226	1,294,892

Cash flows from (for) financing activities
Addition of units	2,123,429	2,050,730	2,054,793
Redemption of units	(1,974,504)	(1,616,559)	(2,692,699)
Offering cost	(370,272)	(335,469)	(318,731)

Net cash from (for) financing activities	(221,347)	98,702	(956,637)

Net increase (decrease) in cash	(3,873,260)	1,727,928	338,255

Unrestricted Cash
Beginning of year	9,976,310	8,248,382	7,910,127

End of year	$6,103,050	$9,976,310	$8,248,382

End of year cash consists of:
Cash in broker trading accounts	$3,198,569	$2,607,477	$1,733,100
Cash	2,904,481	7,368,833	6,515,282

Total end of year cash	$6,103,050	$9,976,310	$8,248,382

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2006, 2005 and 2004

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2003	1,413.580	$1,947,390	22,411.035	$30,874,028	23,824.615	$32,821,418
Net income for the year ended December 31, 2004		193,760		3,055,891		3,249,651
Additions	0.000	0	1,379.861	2,054,793	1,379.861	2,054,793
Redemptions	0.000	0	(1,922.435)	(2,852,177)	(1,922.435)	(2,852,177)
Offering costs		(18,815)		(299,485)		(318,300)

Balances at December 31, 2004	1,413.580	2,122,335	21,868.461	32,833,050	23,282.041	34,955,385
Net income for the year ended December 31, 2005		289,635		4,509,740		4,799,375
Additions	0.000	0	1,303.001	2,050,730	1,303.001	2,050,730
Redemptions	0.000	0	(1,028.344)	(1,612,829)	(1,028.344)	(1,612,829)
Offering costs		(20,277)		(315,917)		(336,194)

Balances at December 31, 2005	1,413.580	2,391,693	22,143.118	37,464,774	23,556.698	39,856,467
Net income for the year ended December 31, 2006		196,472		3,054,319		3,250,791
Additions	0.000	0	1,463.895	2,536,293	1,463.895	2,536,293
Redemptions	0.000	0	(1,406.677)	(2,401,944)	(1,406.677)	(2,401,944)
Offering costs		(21,768)		(348,124)		(369,892)

Balances at December 31, 2006	1,413.580	$2,566,397	22,200.336	$40,305,318	23,613.916	$42,871,715

Net Asset Value Per Managing Owner and Other Unitholder Unit

	December 31,
2006	2005	2004
$1,815.53	$1,691.94	$1,501.39

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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At December 31, 2006 and 2005, the 401(K) Plan held approximately 52% and 47%, respectively, of the Trust’s outstanding units.

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
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)
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

When the Trust writes an option, an amount equal to the premium received by the Trust is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of option written. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At December 31, 2006 and 2005, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $15,828 and $16,208, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At December 31, 2006 and 2005, the amount of unreimbursed offering costs incurred by Campbell & Company is $403,225 and $592,663, respectively.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)
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

Certain amounts in the 2004 and 2005 financial statements were reclassified to conform with the 2006 presentation.

H.	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48) entitled “Accounting For Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 is not expected to have a material impact on the Trust’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Trust’s financial statements.
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
Note 3. TRUSTEE
The trustee of the Trust is U.S. Bank National Association, a national banking corporation. The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.
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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 7. TRADING ACTIVITIES AND RELATED RISKS
The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency and options on forward currency contracts (collectively, “derivatives”). The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.
Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer Trusts subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated Trusts available. It is possible that the recovered amount could be less than total cash and other property deposited.
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held by the broker at December 31, 2006 and 2005 was $34,547,287 and $29,830,276, respectively, which equals 81% and 75% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2006 and 2005 was $2,900,150 and $8,987,245, respectively, which equals 7% and 23% of Net Asset Value, respectively. Included in cash deposits with interbank market makers at December 31, 2005 was restricted cash for margin requirements of $1,873,271 which equals approximately 5% of Net Asset Value at December 31, 2005. There were no restricted cash deposits at December 31, 2006.
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
For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As a both a buyer and seller of options, the Trust pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trust to potentially unlimited liability, and purchased options expose the Trust to a risk of loss limited to the premiums paid.. The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 7. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	December 31,		December 31,
	2006	2005	2006	2005
Gross unrealized gains	$1,673,274	$537,098	$2,735,365	$1,046,611
Gross unrealized losses	(590,326)	(697,758)	(1,311,582)	(2,371,475)

Net unrealized gain (loss)	$1,082,948	$(160,660)	$1,423,783	$(1,324,864)

Open contracts generally mature within three months; as of December 31, 2006, the latest maturity date for open futures contracts is September 2007, and the latest maturity date for open forward currency contracts is March 2007, and the latest expiry date for options on forward currency contracts is January 2007. However, the Trust intends to close all futures and forward currency contracts prior to maturity.
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
Note 8. INDEMNIFICATIONS
In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 9. FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2006, 2005 and 2004. This information has been derived from information presented in the financial statements.

	2006	2005	2004
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$1,691.94	$1,501.39	$1,377.63

Income (loss) from operations:
Total trading gains (1)	127.38	218.79	215.51
Expenses net of interest income (1)	11.61	(13.90)	(78.44)

Total income from operations	138.99	204.89	137.07

Offering costs (1)	(15.40)	(14.34)	(13.31)

Net asset value per unit at end of year	$1,815.53	$1,691.94	$1,501.39

Total Return	7.30%	12.69%	8.98%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	3.11%	3.12%	3.08%
Performance fee	0.91%	0.70%	3.58%

Total expenses	4.02%	3.82%	6.66%

Expenses net of interest income (2), (3)	(1.59)%	0.18%	1.81%

Total returns are calculated based on the change in value of a unit during the year. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Expenses net of interest income per unit and offering costs per unit are calculated by dividing expenses net of interest income and offering costs by the average number of units outstanding during the year. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Expenses net of interest income is shown as a positive percentage when expenses exceed interest income for the year.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Chief Financial Officer	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Chief Financial Officer	E 5

E 1