Form 10-Q
period 2007-03-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2007-05-15
CIK 1114485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of March 31, 2007 (Unaudited) and December 31, 2006	3

Condensed Schedules of Investments as of March 31, 2007 (Unaudited) and December 31, 2006	4-5

Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	6

Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	7

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20-26

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION	27

Item 6. Exhibits and Reports on Form 8-K	27

SIGNATURES

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2007 (Unaudited) and December 31, 2006

	March 31,	December 31,
	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$2,807,228	$3,198,569
United States government securities	30,855,953	30,062,122
Net unrealized gain on open futures contracts	213,721	1,082,948

Total equity in broker trading accounts	33,876,902	34,343,639

Cash	1,685,735	2,904,481
Options purchased, at fair value (premium paid $37,655 and $29,775)	35,127	35,454
United States government securities	4,484,562	4,485,165
Net unrealized gain on open forward currency contracts	248,746	1,416,954
Interest receivable	20,260	20,552
Subscriptions receivable	266,973	412,864

Total assets	$40,618,305	$43,619,109

LIABILITIES
Accounts payable	$62,281	$67,122
Brokerage fee	44,249	50,122
Options written, at fair value (premiums received $21,636 and $17,336)	16,947	16,186
Accrued commissions and other trading fees on open contracts	10,405	14,948
Offering costs payable	13,973	15,828
Redemptions payable	424,171	583,188

Total liabilities	572,026	747,394

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator – 1,413.580 units outstanding at March 31, 2007 and December 31, 2006	2,416,953	2,566,397
Other Unitholders – 22,007.841 and 22,200.336 units outstanding at March 31, 2007 and December 31, 2006	37,629,326	40,305,318

Total unitholders’ capital (Net Asset Value)	40,046,279	42,871,715

Total liabilities and unitholders’ capital (Net Asset Value)	$40,618,305	$43,619,109

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2007
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$13,000,000	05/03/2007	U.S. Treasury Bills	$12,942,800	32.32%
$10,000,000	05/31/2007	U.S. Treasury Bills	9,917,500	24.77%
$ 8,000,000	04/05/2007	U.S. Treasury Bills	7,995,653	19.96%
$ 4,500,000	04/26/2007	U.S. Treasury Bills	4,484,562	11.20%

Total United States government securities (cost, including accrued interest, – $35,340,515)			$35,340,515	88.25%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$11,575	0.03%
Metals	22,702	0.05%
Stock indices	235,945	0.59%
Short-term interest rates	(20,711)	(0.05)%
Long-term interest rates	(79,142)	(0.20)%

Total long futures contracts	$170,369	0.42%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(46,269)	(0.12)%
Metals	(26,289)	(0.06)%
Stock indices	(2,040)	(0.00)%
Short-term interest rates	29,336	0.07%
Long-term interest rates	88,614	0.22%

Total short futures contracts	$43,352	0.11%

Total futures contracts	$213,721	0.53%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$1,070,158	2.67%
Various short forward currency contracts	(821,412)	(2.05)%

Total forward currency contracts	$248,746	0.62%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid - $37,655)	$35,127	0.09%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received - $21,636)	$(16,947)	(0.04)%

*	- Pledged as collateral for the trading of futures, forward and options positions.
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$13,000,000	02/01/2007	U.S. Treasury Bills	$12,944,980	30.19%
$10,000,000	03/01/2007	U.S. Treasury Bills	9,920,022	23.14%
$ 7,200,000	01/04/2007	U.S. Treasury Bills	7,197,120	16.79%
$ 4,500,000	01/25/2007	U.S. Treasury Bills	4,485,165	10.46%

Total United States government securities (cost, including accrued interest, – $34,547,287)			$34,547,287	80.58%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(405,662)	(0.94)%
Metals	(68,317)	(0.16)%
Stock indices	451,110	1.05%
Long-term interest rates	(47,968)	(0.11)%

Total long futures contracts	$(70,837)	(0.16)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$8,960	0.02%
Metals	35,389	0.08%
Short-term interest rates	347,969	0.81%
Long-term interest rates	761,467	1.78%

Total short futures contracts	$1,153,785	2.69%

Total futures contracts	$1,082,948	2.53%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(792,936)	(1.84)%
Various short forward currency contracts	2,209,890	5.15%

Total forward currency contracts	$1,416,954	3.31%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid - $29,775)	$35,454	0.08%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received - $17,336)	$(16,186)	(0.03)%

*	- Pledged as collateral for the trading of futures, forward and options positions.
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(222,454)	$532,418
Change in unrealized	(869,227)	1,344,608
Brokerage commissions	(18,823)	(21,352)

Gain (loss) from futures trading	(1,110,504)	1,855,674

Forward currency and options on forward currency trading gains (losses)
Realized	(287,918)	(1,359,207)
Change in unrealized	(1,172,876)	1,761,795
Brokerage commissions	(9,045)	(3,596)

Net gain (loss) from forward currency and options on forward currency trading	(1,469,839)	398,992

Total net trading gains (losses)	(2,580,343)	2,254,666

INTEREST INCOME OF EXPENSES
Income
Interest income	506,222	435,263

Expenses
Brokerage fee	299,823	296,464
Performance fee	793	370,369
Operating expenses	18,801	25,512

Total expenses	319,417	692,345

Interest income net of expenses	186,805	(257,082)

NET INCOME (LOSS)	$(2,393,538)	$1,997,584

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$(101.57)	$83.93

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$(105.72)	$80.03

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from (for) operating activities
Net income (loss)	$(2,393,538)	$1,997,584
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	2,042,103	(3,106,403)
Increase in option premiums paid	(7,880)	0
Increase in option premiums received	4,300	7,334
Decrease in restricted cash	0	1,873,271
Increase (decrease) in accounts payable and accrued expenses	(15,257)	118,580
Decrease in interest receivable	292	0
Net (purchases) of investments in United States government securities	(793,228)	(4,542,201)

Net cash for operating activities	(1,163,208)	(3,651,835)

Cash flows from (for) financing activities
Addition of units	954,824	1,213,720
Redemption of units	(1,305,167)	(367,997)
Offering costs paid	(96,536)	(93,046)

Net cash from (for) financing activities	(446,879)	752,677

Net decrease in cash	(1,610,087)	(2,899,158)

Cash
Beginning of period	6,103,050	10,002,986

End of period	$4,492,963	$7,103,828

End of period cash consists of:
Cash in broker trading accounts	$2,807,228	$2,904,720
Cash	1,685,735	4,199,108

Total end of period cash	$4,492,963	$7,103,828

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

			Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2007

Balances at December 31, 2006	1,413.580	$2,566,397	22,200.336	$40,305,318	23,613.916	$42,871,715
Net (loss) for the three months ended March 31, 2007		(143,765)		(2,249,773)		(2,393,538)
Additions	0.000	0	456.793	808,933	456.793	808,933
Redemptions	0.000	0	(649.288)	(1,146,150)	(649.288)	(1,146,150)
Offering costs		(5,679)		(89,002)		(94,681)

Balances at March 31, 2007	1,413.580	$2,416,953	22,007.841	$37,629,326	23,421.421	$40,046,279

Three Months Ended March 31, 2006

Balances at December 31, 2005	1,413.580	$2,391,693	22,143.118	$37,464,774	23,556.698	$39,856,467
Net income for the three months ended March 31, 2006		118,688		1,878,896		1,997,584
Additions	0.000	0	699.000	1,213,720	699.000	1,213,720
Redemptions	0.000	0	(123.240)	(212,248)	(123.240)	(212,248)
Offering costs		(5,560)		(88,061)		(93,621)

Balances at March 31, 2006	1,413.580	$2,504,821	22,718.878	$40,257,081	24,132.458	$42,761,902

Net Asset Value per Managing Owner and Other Unitholders Unit
March 31,	December 31,	March 31,	December 31,
2007	2006	2006	2005
$1,709.81	$1,815.53	$1,771.97	$1,691.94

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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At March 31, 2007 and December 31, 2006, the 401(K) Plan held approximately 55% and 52% of the Trust’s outstanding units, respectively.

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At March 31, 2007 and December 31, 2006, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $13,973 and $15,828, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At March 31, 2007 and December 31, 2006, the amount of unreimbursed offering costs incurred by Campbell & Company is $356,831 and $403,225, respectively.

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

G.	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48) entitled “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 had no material impact on the Trust’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Trust’s financial statements.
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2007 and December 31, 2006 was $35,340,515 and $34,547,287, respectively, which equals 88% and 81% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2007 and December 31, 2006 was $1,667,412 and $2,900,150, respectively, which equals 4% and 7% of Net Asset Value, respectively. There were no restricted cash deposits at March 31, 2007 and December 31, 2006.

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

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Trust pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trust to potentially unlimited liability, and purchased options expose the Trust to a risk of loss limited to the premiums paid.

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and Options
	Futures Contracts		on Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
Gross unrealized gains	$406,851	$1,673,274	$1,469,057	$2,735,365
Gross unrealized losses	(193,130)	(590,326)	(1,218,150)	(1,311,582)

Net unrealized gain	$213,721	$1,082,948	$250,907	$1,423,783

Open contracts generally mature within three months; as of March 31, 2007, the latest maturity date for open futures contracts is December 2007, and the latest maturity date for open forward currency contracts is June 2007, and the latest expiry date for options on forward currency contracts is April 2007. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2007 and the statements of operations, cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three months ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,815.53	$1,691.94

Income (loss) from operations:
Total trading gains (losses) (1)	(109.63)	94.76
Interest income net of expenses (1)	7.93	(10.80)

Total income (loss) from operations	(101.70)	83.96

Offering costs (1)	(4.02)	(3.93)

Net asset value per unit at end of period	$1,709.81	$1,771.97

Total Return (3)	(5.82)%	4.73%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.03%	3.13%
Performance fee (3)	0.00%	0.90%

Total expenses	3.03%	4.03%

Interest income net of expenses (2), (4)	1.78%	1.10%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized.

(4)	Annualized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $32,539,752 have been accepted during the continuing offering period as of March 31, 2007. Redemptions over the same time period total $26,157,128. The Trust commenced operations on October 1, 2001.
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
Results of Operations
The returns for the three months ending March 31, 2007 and 2006 were (5.82)% and 4.73%, respectively.
2007
Of the 2007 year-to-date decrease of 5.82%, approximately 5.97% was due to trading losses (before commissions) and 1.05% due to brokerage fees, performance fees and operating cost and offering costs borne by the Trust offset by approximately 1.20% due to interest income. An analysis of the 5.97% trading losses by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	0.60%
Metals	(0.17)
Energy	(1.03)
Interest Rates	(2.01)
Currencies	(3.36)

(5.97)%

The interest rates sector was the primary driver of the gain in January as global economic momentum continued to accelerate. Growth in payrolls, firming retail sales, bottoming housing data and upbeat consumer confidence drove U.S. bond prices lower, while European prices also declined on six year highs in consumer confidence and five year lows in German unemployment. Gains from the stock index sector resulted as prices continued their steady upward movement on strong M&A activity. Small gains in the currencies sector were driven by UK-related crosses as the Bank of England unexpectedly raised rates to combat rising inflation. Energy losses were driven by price declines on inventory build-ups due to warmer than average temperatures.
In February, the interest rates sector was once again the primary driver, however it related to losses for the Trust, motivated in particular by the flight to quality from risky assets on the 27th. Several catalysts were cited for the market decline including a 9% overnight drop in Chinese equities, continued Middle East turmoil, weaker than expected durable goods, Greenspan’s comments on the possibility of a recession late in 2007, and tightening standards on sub-prime loans. Currency trading also proved difficult as investors liquidated Yen-based carry trades on two occasions during the month. The Trust’s fundamental currency model gained on the 27th, but these gains were not enough to offset losses from both outright and cross rate exposures in the technical models. Despite the decline in global equity markets on the 27th, the Trust’s equity models were positive on the month, with gains from our macro futures model offsetting losses from technical trading in equity indices. Small gains were recorded in energy trading, while metal trading was slightly negative.
Global economic worries that were sparked at the end of February continued through the early part of March. All major market sectors experienced increased volatility accompanied by sharply higher short-term correlation. Whipsaw activity in currencies, interest rates and stock indices led to negative performance in all of these sectors, acting as the primary drivers of the month’s losses. Risk levels for the Trust were reduced early in the month in response to market conditions, and have been restored to normal levels as conditions have warranted.
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
Off-Balance Sheet Risk
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures, forward and option contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, Inc., the managing owner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2007 and December 31, 2006 and the trading gains/losses by market category for the three months ended March 31, 2007 and the year ended December 31, 2006.

	March 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.03%	(3.36)%
Interest Rates	0.87%	(2.01)%
Stock Indices	0.66%	0.60%
Energy	0.21%	(1.03)%
Metals	0.11%	(0.17)%

Aggregate/Total	1.92%	(5.97)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the three months ended March 31, 2007, approximately 5.97% was due to trading losses (before commissions) and approximately 1.05% due to brokerage fees, management fees, performance fees and operating and offering costs borne by the Trust offset by approximately 1.20% due to interest income giving a net return of (5.82)%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.98%
Currencies	0.70%	2.22%
Interest Rates	0.59%	3.07%
Energy	0.39%	(6.58)%
Metals	0.17%	2.07%

Aggregate/Total	1.42%	7.76%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2006, approximately 7.76% was due to trading gains (before commissions), approximately 4.70% was due interest income offset by approximately 5.16% due to brokerage fees, performance fees and operating and offering costs borne by the Trust giving a net return of 7.30%.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Trust as of March 31, 2007, by market sector.
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
     The following were the primary non-trading risk exposures of the Trust as of March 31, 2007.
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
Item 4. Controls and Procedures
     Campbell & Company, Inc., the managing owner of the Trust, with the participation of the managing owner’s Chief Executive Officer and Senior Vice President of Accounting and Finance, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Senior Vice President of Accounting and Finance have concluded that these disclosure controls and procedures are effective. There were no changes in the managing owner’s internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 2. Changes in Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submissions of Matters to a vote of Security Holders.
     None
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits

Exhibit
Number	Description of Document

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Senior Vice President of Accounting and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Senior Vice President of Accounting and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
     (b) Reports of Form 8-K
          None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL ALTERNATIVE ASSET TRUST (Registrant)
	By:	Campbell & Company, Inc.
Managing Owner

Date: May 15, 2007	By:	/s/Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E 2

31.02	Certification by Senior Vice President of Accounting and Finance	E-3

32.01	Certification by Chief Executive Officer	E-4

32.02	Certification by Senior Vice President of Accounting and Finance	E-5

E 1