Form 10-Q
period 2007-06-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2007-08-14
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑

Total number of Pages: 30

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of June 30, 2007 (Unaudited) and December 31, 2006	3

Condensed Schedules of Investments as of June 30, 2007 (Unaudited) and December 31, 2006	4-5

Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	7

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21-27

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION	28

Item 6. Exhibits and Reports on Form 8-K	28

SIGNATURES

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2007 (Unaudited) and December 31, 2006

	June 30,	December 31,
	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$6,185,671	$3,198,569
United States government securities	30,862,814	30,062,122
Net unrealized gain on open futures contracts	835,268	1,082,948

Total equity in broker trading accounts	37,883,753	34,343,639

Cash	1,219,314	2,904,481
Options purchased, at fair value (premiums paid, $66,270 and $29,775)	72,792	35,454
United States government securities	4,485,500	4,485,165
Net unrealized gain on open forward currency contracts	1,238,081	1,416,954
Interest receivable	31,169	20,552
Subscriptions receivable	102,931	412,864
Prepaid expenses	7,500	0

Total assets	$45,041,040	$43,619,109

LIABILITIES
Accounts payable	$30,056	$67,122
Brokerage fee	47,136	50,122
Options written, at fair value (premiums received, $37,962 and $17,336)	39,184	16,186
Accrued commissions and other trading fees on open contracts	19,617	14,948
Performance fee payable	119,264	0
Offering costs payable	14,885	15,828
Redemptions payable	296,530	583,188

Total liabilities	566,672	747,394

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator – 1,413.580 units outstanding at June 30, 2007 and December 31, 2006	2,719,615	2,566,397
Other Unitholders – 21,702.903 and 22,200.336 units outstanding at June 30, 2007 and December 31, 2006	41,754,753	40,305,318

Total unitholders’ capital (Net Asset Value)	44,474,368	42,871,715

Total liabilities and unitholders’ capital (Net Asset Value)	$45,041,040	$43,619,109

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2007
(Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$13,000,000	08/02/2007	U.S. Treasury Bills	$12,945,111	29.11%
$10,000,000	08/30/2007	U.S. Treasury Bills	9,922,250	22.31%
$8,000,000	07/05/2007	U.S. Treasury Bills	7,995,453	17.98%
$4,500,000	07/26/2007	U.S. Treasury Bills	4,485,500	10.08%

Total United States government securities (cost, including accrued interest, – $35,348,314)			$35,348,314	79.48%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(316)	(0.00)%
Stock indices	175,206	0.39%
Short-term interest rates	(936)	(0.00)%
Long-term interest rates	(12,918)	(0.03)%

Total long futures contracts	$161,036	0.36%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(34,261)	(0.08)%
Metals	6,979	0.02%
Stock indices	1,251	0.00%
Short-term interest rates	17,476	0.04%
Long-term interest rates	682,787	1.54%

Total short futures contracts	$674,232	1.52%

Total futures contracts	$835,268	1.88%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$1,873,070	4.21%
Various short forward currency contracts	(634,989)	(1.43)%

Total forward currency contracts	$1,238,081	2.78%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $66,270)	$72,792	0.16%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $37,962)	$(39,184)	(0.09)%

*	- Pledged as collateral for the trading of futures, forward and options positions.
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006
UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$13,000,000	02/01/2007	U.S. Treasury Bills	$12,944,980	30.19%
$10,000,000	03/01/2007	U.S. Treasury Bills	9,920,022	23.14%
$7,200,000	01/04/2007	U.S. Treasury Bills	7,197,120	16.79%
$4,500,000	01/25/2007	U.S. Treasury Bills	4,485,165	10.46%

Total United States government securities (cost, including accrued interest, – $34,547,287)			$34,547,287	80.58%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(405,662)	(0.94)%
Metals	(68,317)	(0.16)%
Stock indices	451,110	1.05%
Long-term interest rates	(47,968)	(0.11)%

Total long futures contracts	$(70,837)	(0.16)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$8,960	0.02%
Metals	35,389	0.08%
Short-term interest rates	347,969	0.81%
Long-term interest rates	761,467	1.78%

Total short futures contracts	$1,153,785	2.69%

Total futures contracts	$1,082,948	2.53%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(792,936)	(1.84)%
Various short forward currency contracts	2,209,890	5.15%

Total forward currency contracts	$1,416,954	3.31%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $29,775)	$35,454	0.08%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $17,336)	$(16,186)	(0.03)%

*	- Pledged as collateral for the trading of futures, forward and options positions.
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$3,519,671	$1,622,726	$3,297,217	$2,155,144
Change in unrealized	621,547	(750,639)	(247,680)	593,969
Brokerage commissions	(27,215)	(19,322)	(46,038)	(40,674)

Net gain from futures trading	4,114,003	852,765	3,003,499	2,708,439

Forward currency and options on forward currency trading gains (losses)
Realized	71,838	(2,363,950)	(216,080)	(3,723,157)
Change in unrealized	992,474	(801,602)	(180,402)	960,193
Brokerage commissions	(10,194)	(5,146)	(19,239)	(8,742)

Net gain (loss) from forward currency and options on forward currency trading	1,054,118	(3,170,698)	(415,721)	(2,771,706)

Total net trading gains (losses)	5,168,121	(2,317,933)	2,587,778	(63,267)

INTEREST INCOME OF EXPENSES
Income
Interest income	516,061	485,796	1,022,283	921,059

Expenses
Brokerage fee	306,670	293,767	606,493	590,231
Performance fee	269,374	0	270,167	370,369
Operating expenses	34,881	33,131	53,682	58,643

Total expenses	610,925	326,898	930,342	1,019,243

Interest income net of expenses	(94,864)	158,898	91,941	(98,184)

NET INCOME (LOSS)	$5,073,257	$(2,159,035)	$2,679,719	$(161,451)

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$218.05	$(89.15)	$114.44	$(6.72)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$214.11	$(93.11)	$108.39	$(13.08)

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from (for) operating activities
Net income (loss)	$2,679,719	$(161,451)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	428,082	(1,554,162)
Change in option premiums paid	(36,495)	0
Change in option premiums received	20,626	11,687
Decrease in restricted cash	0	1,873,271
Increase (decrease) in accounts payable and accrued expenses	83,881	(93,548)
Increase in prepaid expense	(7,500)	0
(Increase) decrease in interest receivable	(10,617)	123
Net purchases of investments in United States government securities	(801,027)	(6,170,148)

Net cash from (for) operating activities	2,356,669	(6,094,228)

Cash flows from (for) financing activities
Addition of units	1,651,219	1,617,064
Redemption of units	(2,513,485)	(367,997)
Offering costs paid	(192,468)	(186,833)

Net cash from (for) financing activities	(1,054,734)	1,062,234

Net increase (decrease) in cash	1,301,935	(5,031,994)

Cash
Beginning of period	6,103,050	9,976,310

End of period	$7,404,985	$4,944,316

End of period cash consists of:
Cash in broker trading accounts	$6,185,671	$2,886,999
Cash	1,219,314	2,057,317

Total end of period cash	$7,404,985	$4,944,316

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2007

Balances at December 31, 2006	1,413.580	$2,566,397	22,200.336	$40,305,318	23,613.916	$42,871,715
Net income for the six months ended June 30, 2007		164,782		2,514,937		2,679,719
Additions	0.000	0	739.939	1,341,286	739.939	1,341,286
Redemptions	0.000	0	(1,237.372)	(2,226,827)	(1,237.372)	(2,226,827)
Offering costs		(11,564)	0	(179,961)		(191,525)

Balances at June 30, 2007	1,413.580	$2,719,615	21,702.903	$41,754,753	23,116.483	$44,474,368

Six Months Ended June 30, 2006

Balances at December 31, 2005	1,413.580	$2,391,693	22,143.118	$37,464,774	23,556.698	$39,856,467
Net (loss) for the six months ended June 30, 2006		(7,515)		(153,936)		(161,451)
Additions	0.000	0	936.355	1,617,064	936.355	1,617,064
Redemptions	0.000	0	(243.225)	(413,687)	(243.225)	(413,687)
Offering costs		(10,975)		(175,414)		(186,389)

Balances at June 30, 2006	1,413.580	$2,373,203	22,836.248	$38,338,801	24,249.828	$40,712,004

Net Asset Value per Managing Owner and Other Unitholders’ Unit
June 30,	December 31,	June 30,	December 31,
2007	2006	2006	2005
$1,923.92	$1,815.53	$1,678.86	$1,691.94

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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At June 30, 2007 and December 31, 2006, the 401(K) Plan held approximately 56% and 52% of the Trust’s outstanding units, respectively.

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At June 30, 2007 and December 31, 2006, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $14,885 and $15,828, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At June 30, 2007 and December 31, 2006, the amount of unreimbursed offering costs incurred by Campbell & Company is $314,315 and $403,225, respectively.

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

H.	Reclassification

Certain amounts in the 2006 financial statements were reclassified to conform with the 2007 presentation.

Note 2.	MANAGING OWNER AND COMMODITY TRADING ADVISOR
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2007 and December 31, 2006 was $35,348,314 and $34,547,287, respectively, which equals 79% and 81% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2007 and December 31, 2006 was $1,211,344 and $2,900,150, respectively, which equals 3% and 7% of Net Asset Value, respectively. There were no restricted cash deposits at June 30, 2007 and December 31, 2006.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and Options
	Futures Contracts		on Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
Gross unrealized gains	$1,213,044	$1,673,274	$2,615,636	$2,735,365
Gross unrealized losses	(377,776)	(590,326)	(1,372,255)	(1,311,582)

Net unrealized gain	$835,268	$1,082,948	$1,243,381	$1,423,783

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 7.	TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
Open contracts generally mature within three months; as of June 30, 2007, the latest maturity date for open futures contracts is March 2008, and the latest maturity date for open forward currency contracts is September 2007, and the latest expiry date for options on forward currency contracts is July 2007. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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
The statement of financial condition, including the condensed schedule of investments, as of June 30, 2007, the statements of operations for the three months and six months ended June 30, 2007 and 2006, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2007, and the results of operations for the three months and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 10.	FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,709.81	$1,771.97	$1,815.53	$1,691.94

Income (loss) from operations:
Total trading gains (losses) (1)	222.35	(95.84)	112.64	(1.23)
Interest income net of expenses (1)	(4.08)	6.56	3.93	(4.09)

Total income (loss) from operations	218.27	(89.28)	116.57	(5.32)

Offering costs (1)	(4.16)	(3.83)	(8.18)	(7.76)

Net asset value per unit at end of period	$1,923.92	$1,678.86	$1,923.92	$1,678.86

Total Return (3)	12.52%	(5.25)%	5.97%	(0.77)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.25%	3.14%	3.12%	3.15%
Performance fee (3)	0.64%	0.00%	0.64%	0.90%

Total expenses	3.89%	3.14%	3.76%	4.05%

Interest income net of expenses (2), (4), (5)	1.66%	1.53%	1.71%	1.32%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized.

(4)	Annualized.

(5	Interest income net of expenses is shown as a positive percentage when interest income exceeds expenses excluding the performance fee for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $33,072,105 have been accepted during the continuing offering period as of June 30, 2007. Redemptions over the same time period total $27,237,805. The Trust commenced operations on October 1, 2001.
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
Results of Operations
The returns for the six months ending June 30, 2007 and 2006 were 5.97% and (0.77)%, respectively.
2007
Of the 2007 year-to-date increase of 5.97%, approximately 6.36% was due to trading gains (before commissions) and approximately 2.42% due to interest income offset by approximately 2.81% due to brokerage fees, performance fees and operating cost and offering costs borne by the Trust. An analysis of the 6.36% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	5.02%
Stock Indices	4.13
Metals	(0.57)
Currencies	(1.01)
Energy	(1.21)

6.36%

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

In February, the interest rates sector was once again the primary driver, however it related to losses for the Trust, motivated in particular by the flight to quality from risky assets. Several catalysts were cited for the market decline including a 9% overnight drop in Chinese equities, continued Middle East turmoil, weaker than expected durable goods, Federal Reserve Chairman Greenspan’s comments on the possibility of a recession late in 2007, and tightening standards on sub-prime loans. Currency trading also proved difficult as investors liquidated Yen-based carry trades on two occasions during the month. The Trust’s fundamental currency model had gains, but these gains were not enough to offset losses from both outright and cross rate exposures in the technical models. Despite the decline in global equity markets at month-end, the Trust’s equity models were positive on the month, with gains from the macro futures model offsetting losses from technical trading in equity indices. Small gains were recorded in energy trading, while metal trading was slightly negative.
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
Gains from the equity sector carried performance for the month of April. Global equity themes consisted of impressive earnings and continued M&A activity backed by an unfettered access to liquidity and a lack of concern for signs of creeping inflation and bank hikes. Trading in currencies was also profitable on negative U.S. Dollar sentiment and strong performance of several currencies versus the Yen. Commodity trading was also positive as copper prices rallied on China’s release of high import figures. Profits earned in fixed income trading throughout the month were given back on the last day. The rise in yields early in the month reversed when U.S. bond prices spiked (10-year yields dropped back to unchanged) on a weaker than expected PCE (Personal Consumer Expenditures) Index, the Federal Reserve Bank’s favorite measure of inflation.
Gains from fixed income drove performance for the month of May. Global fixed income prices, led by Europe, continued to fall on above average economic growth and a hawkish European Central Bank. Prices broke out of their April trading range sending yields to test 2007 highs, allowing the Trust to gain on both the long and short end of the yield curve. Trading in equity indices also contributed to strong gains due, in part to mergers and acquisitions activity. In the U.S., the Dow and the S&P reached all-time highs, while Europe and Asia finished strongly positive as well. Profits in fixed income and equity futures trading were dampened somewhat by losses in the currency sector. After three months of sustained weakness, the broad trade-weighted dollar index rallied approximately 1.5%. In addition, the Canadian Dollar reached highs not seen since the 1970’s on renewed economic and inflationary strength. The Trust suffered losses mainly in outright exposures. Commodity trading was only slightly negative, with energy trading gains mitigating some losses in metals.
For June, despite a mixed bag of performance in the global equity markets with the U.S. finishing lower, a foiled terrorist attack in the heart of London’s West End, and ongoing inflation and sub-prime sector fears, the Trust managed to profit predominantly from technical trends in currencies as well as technical and macro trends in the interest rate sector. During the first half of the month, the markets generally focused on rising inflation as the predominant risk facing the world economy. Towards the end of the month a flight to quality rally, sparked by concerns in the sub-prime and mortgage-backed securities sector, highlighted growing global imbalances and concern for credit quality in the global financial system. Profits earned in the currency and fixed income sectors were dampened slightly by losses in equity trading. Small losses were also recorded in commodity trading as crude rallied above $70 per barrel as geo-political risks and inventory changes kept traders bullish.

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
     The Trust’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Trust estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Trust’s one day VaR at a 97.5% confidence level corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.
     The Trust uses approximately one quarter of daily market data and revalues its portfolio for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily “simulated profit and loss” outcomes. The VaR is the 2.5 percentile of this distribution.

     The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The current methodology used to calculate the aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2007 and December 31, 2006 and the trading gains/losses by market category for the six months ended June 30, 2007 and the year ended December 31, 2006.

	June 30, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	1.06%	5.02%
Currencies	0.70%	(1.01)%
Stock Indices	0.58%	4.13%
Metals	0.25%	(0.57)%
Energy	0.09%	(1.21)%

Aggregate/Total	1.55%	6.36%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the six months ended June 30, 2007, approximately 6.36% was due to trading gains (before commissions) and approximately 2.42% due to interest income offset by approximately 2.81% due to brokerage fees, management fees, performance fees and operating and offering costs borne by the Trust offset by giving a net return of 5.97%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.98%
Currencies	0.70%	2.22%
Interest Rates	0.59%	3.07%
Energy	0.39%	(6.58)%
Metals	0.17%	2.07%

Aggregate/Total	1.42%	7.76%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2006, approximately 7.76% was due to trading gains (before commissions), approximately 4.70% was due interest income offset by approximately 5.16% due to brokerage fees, performance fees and operating and offering costs borne by the Trust giving a net return of 7.30%.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements. VaR is not necessarily representative of historic risk nor should it be used to predict the Trust’s future financial performance or its ability to manage and monitor risk. There can be no assurance that the Trust’s actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 40 trading days.

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
     The following were the primary trading risk exposures of the Trust as of June 30, 2007, by market sector.
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
Energy
     The Trust’s primary energy market exposure is to crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
     The Trust’s metals market exposure is to fluctuations in the price of copper, gold and zinc.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of June 30, 2007.
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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The means by which Campbell & Company attempts to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well precalculating “stop-loss” points at which systems will signal to close out open positions.
     Campbell & Company manages the risk of the Trust’s non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.
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

CAMPBELL ALTERNATIVE ASSET TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Owner

Date: August 14, 2007	By:	/s/Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E-2
31.02	Certification by Senior Vice President of Accounting and Finance	E-3
32.01	Certification by Chief Executive Officer	E-4
32.02	Certification by Senior Vice President of Accounting and Finance	E-5

E 1