Form 10-Q
period 2007-09-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2007-11-14
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
Total number of Pages: 30

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Financial Condition as of September 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Schedules of Investments as of September 30, 2007 (Unaudited) and December 31, 2006	4-5

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	8

	Notes to Financial Statements (Unaudited)	9-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23-28

Item 4.	Controls and Procedures	28

PART II — OTHER INFORMATION		29

Item 6.	Exhibits and Reports on Form 8-K	30

SIGNATURES

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2007 (Unaudited) and December 31, 2006

	September 30,	December 31,
	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$2,091,512	$3,198,569
United States government securities	30,886,259	30,062,122
Net unrealized gain on open futures contracts	191,239	1,082,948

Total equity in broker trading accounts	33,169,010	34,343,639

Cash	453,130	2,904,481
Options purchased, at fair value (premiums paid, $41,228 and $29,775)	82,489	35,454
United States government securities	3,987,440	4,485,165
Net unrealized gain on open forward currency contracts	829,933	1,416,954
Interest receivable	11,641	20,552
Subscriptions receivable	0	412,864
Prepaid expenses	3,750	0

Total assets	$38,537,393	$43,619,109

LIABILITIES
Accounts payable	$40,429	$67,122
Brokerage fee	39,687	50,122
Options written, at fair value (premiums received, $23,530 and $17,336)	71,123	16,186
Accrued commissions and other trading fees on open contracts	10,606	14,948
Offering costs payable	12,532	15,828
Redemptions payable	133,093	583,188

Total liabilities	307,470	747,394

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 1,413.580 units outstanding at September 30, 2007 and December 31, 2006	2,331,234	2,566,397
Other Unitholders – 21,767.744 and 22,200.336 units outstanding at September 30, 2007 and December 31, 2006	35,898,689	40,305,318

Total unitholders’ capital (Net Asset Value)	38,229,923	42,871,715

Total liabilities and unitholders’ capital (Net Asset Value)	$38,537,393	$43,619,109

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2007
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$13,000,000	11/01/2007	U.S. Treasury Bills	$12,946,827	33.86%
$10,000,000	11/29/2007	U.S. Treasury Bills	9,942,639	26.01%
$8,000,000	10/04/2007	U.S. Treasury Bills	7,996,793	20.92%
$4,000,000	10/25/2007	U.S. Treasury Bills	3,987,440	10.43%

	Total United States government securities (cost, including accrued interest, – $34,873,699)		$34,873,699	91.22%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(479)	(0.00)%
Metals	30,469	0.08%
Stock indices	297,717	0.78%
Short-term interest rates	(12,665)	(0.03)%
Long-term interest rates	(17,455)	(0.05)%

Total long futures contracts	$297,587	0.78%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$5,873	0.01%
Metals	(103,099)	(0.27)%
Stock indices	(6,065)	(0.01)%
Short-term interest rates	(1,370)	(0.00)%
Long-term interest rates	(1,687)	(0.01)%

Total short futures contracts	$(106,348)	(0.28)%

Total futures contracts	$191,239	0.50%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$4,218,648	11.03%
Various short forward currency contracts	(3,388,715)	(8.86)%

Total forward currency contracts	$829,933	2.17%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $41,228)	$82,489	0.22%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $23,530)	$(71,123)	(0.19)%

*	- Pledged as collateral for the trading of futures, forward and options positions.
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
See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(3,471,839)	$(979,207)	$(174,622)	$1,175,937
Change in unrealized	(644,029)	(905,732)	(891,709)	(311,763)
Brokerage commissions	(11,331)	(13,333)	(57,369)	(54,007)

Net gain (loss) from futures trading	(4,127,199)	(1,898,272)	(1,123,700)	810,167

Forward currency and options on forward currency trading gains (losses)
Realized	(1,884,766)	182,206	(2,100,846)	(3,540,951)
Change in unrealized	(419,780)	492,986	(600,182)	1,453,179
Brokerage commissions	(4,975)	(6,297)	(24,214)	(15,039)

Net gain (loss) from forward currency and options on forward currency trading	(2,309,521)	668,895	(2,725,242)	(2,102,811)

Total net trading losses	(6,436,720)	(1,229,377)	(3,848,942)	(1,292,644)

INTEREST INCOME OF EXPENSES
Income
Interest income	469,193	505,280	1,491,476	1,426,339

Expenses
Brokerage fee	274,967	287,880	881,460	878,111
Performance fee	0	0	270,167	370,369
Operating expenses	20,735	22,104	74,417	80,747

Total expenses	295,702	309,984	1,226,044	1,329,227

Interest income net of expenses	173,491	195,296	265,432	97,112

NET LOSS	$(6,263,229)	$(1,034,081)	$(3,583,510)	$(1,195,532)

NET LOSS PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$(270.61)	$(42.70)	$(153.63)	$(49.65)

DECREASE IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$(274.75)	$(46.52)	$(166.36)	$(59.60)

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from (for) operating activities
Net loss	$(3,583,510)	$(1,195,532)
Adjustments to reconcile net loss to net cash from (for) operating activities
Net change in unrealized	1,491,891	(1,141,416)
Change in option premiums paid	(11,453)	0
Change in option premiums received	6,194	5,568
Decrease in restricted cash	0	(2,050,137)
Increase (decrease) in accounts payable and accrued expenses	(41,470)	(80,175)
Increase in prepaid expense	(3,750)	0
(Increase) decrease in interest receivable	8,911	1,907
Net purchases of investments in United States government securities	(326,411)	(227,171)

Net cash for operating activities	(2,459,598)	(4,686,956)

Cash flows from (for) financing activities
Addition of units	2,079,679	1,868,414
Redemption of units	(2,896,836)	(863,708)
Offering costs paid	(281,653)	(278,508)

Net cash from (for) financing activities	(1,098,810)	726,198

Net decrease in cash	(3,558,408)	(3,960,758)

Cash
Beginning of period	6,103,050	9,976,310

End of period	$2,544,642	$6,015,552

End of period cash consists of:
Cash in broker trading accounts	$2,091,512	$2,929,806
Cash	453,130	3,085,746

Total end of period cash	$2,544,642	$6,015,552

See accompanying notes.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2007

Balances at December 31, 2006	1,413.580	$2,566,397	22,200.336	$40,305,318	23,613.916	$42,871,715
Net loss for the nine months ended September 30, 2007		(218,295)		(3,365,215)		(3,583,510)
Additions	0.000	0	936.688	1,666,815	936.688	1,666,815
Redemptions	0.000	0	(1,369.280)	(2,446,741)	(1,369.280)	(2,446,741)
Offering costs		(16,868)		(261,488)		(278,356)

Balances at September 30, 2007	1,413.580	$2,331,234	21,767.744	$35,898,689	23,181.324	$38,229,923

Nine Months Ended September 30, 2006

Balances at December 31, 2005	1,413.580	$2,391,693	22,143.118	$37,464,774	23,556.698	$39,856,467
Net loss for the nine months ended September 30, 2006		(67,969)		(1,127,563)		(1,195,532)
Additions	0.000	0	1,087.352	1,868,414	1,087.352	1,868,414
Redemptions	0.000	0	(423.096)	(715,281)	(423.096)	(715,281)
Offering costs		(16,281)		(261,018)		(277,299)

Balances at September 30, 2006	1,413.580	$2,307,443	22,807.374	$37,229,326	24,220.954	$39,536,769

Net Asset Value per Managing Owner and Other Unitholders’ Unit
September 30,	December 31,	September 30,	December 31,
2007	2006	2006	2005
$1,649.17	$1,815.53	$1,632.34	$1,691.94

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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At September 30, 2007 and December 31, 2006, the 401(K) Plan held approximately 57% and 52% of the Trust’s outstanding units, respectively.

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At September 30, 2007 and December 31, 2006, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $12,532 and $15,828, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At September 30, 2007 and December 31, 2006, the amount of unreimbursed offering costs incurred by Campbell & Company is $279,975 and $403,225, respectively.

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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2007 and December 31, 2006 was $34,873,699 and $34,547,287, respectively, which equals 91% and 81% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2007 and December 31, 2006 was $395,400 and $2,900,150, respectively, which equals 1% and 7% of Net Asset Value, respectively. There were no restricted cash deposits at September 30, 2007 and December 31, 2006.
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
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and Options
	Futures Contracts		on Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
Gross unrealized gains	$370,771	$1,673,274	$7,339,527	$2,735,365
Gross unrealized losses	(179,532)	(590,326)	(6,515,926)	(1,311,582)

Net unrealized gain	$191,239	$1,082,948	$823,601	$1,423,783

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 7. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
Open contracts generally mature within three months; as of September 30, 2007, the latest maturity date for open futures contracts is June 2008, and the latest maturity date for open forward currency contracts is December 2007, and the latest expiry date for options on forward currency contracts is October 2007. However, the Trust intends to close all futures and forward currency contracts prior to maturity.
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
Note 9. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of September 30, 2007, the statements of operations for the three months and nine months ended September 30, 2007 and 2006, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2007, and the results of operations for the three months and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 10. FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,923.92	$1,678.86	$1,815.53	$1,691.94

Income (loss) from operations:
Total trading losses (1)	(278.50)	(50.83)	(165.81)	(52.11)
Interest income net of expenses (1)	7.50	8.06	11.38	4.03

Total loss from operations	(271.00)	(42.77)	(154.43)	(48.08)

Offering costs (1)	(3.75)	(3.75)	(11.93)	(11.52)

Net asset value per unit at end of period	$1,649.17	$1,632.34	$1,649.17	$1,632.34

Total Return (3)	(14.28)%	(2.77)%	(9.16)%	(3.52)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.96%	3.07%	3.10%	3.13%
Performance fee (3)	0.00%	0.00%	0.66%	0.91%

Total expenses	2.96%	3.07%	3.76%	4.04%

Interest income net of expenses (2), (4), (5)	1.73%	1.94%	1.73%	1.52%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total trading losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized.

(4)	Annualized.

(5	Interest income net of expenses is shown as a positive percentage when interest income exceeds expenses excluding the performance fee for the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $33,397,634 have been accepted during the continuing offering period as of September 30, 2007. Redemptions over the same time period total $27,457,719. The Trust commenced operations on October 1, 2001.
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
Results of Operations
The returns for the nine months ending September 30, 2007 and 2006 were (9.16)% and (3.52)%, respectively.
2007
Of the 2007 year-to-date decrease of 9.16%, approximately 8.93% was due to trading losses (before commissions) and approximately 3.85% due to brokerage fees, performance fees and operating cost and offering costs borne by the Trust approximately offset by approximately 3.62% due to interest income. An analysis of the 8.93% trading losses by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	0.45%
Stock Indices	(0.37)
Metals	(0.80)
Energy	(1.55)
Currencies	(6.66)

(8.93)%

The first quarter demonstrates how market perceptions on the global macroeconomic environment can drastically change during the quarter. Fixed income was initially a driver in performance as a result of the acceleration of global economic momentum but ultimately resulted in overall losses for the quarter. The global growth environment turned into a flight to quality from risky assets sponsored by Greenspan comments about a recession by year end and the whipsaw activity experience in fixed income. Currency trading followed a similar path of fixed income (initial gains and overall quarterly losses), initial gains from currency crosses were generated from unexpected rate hikes by the Bank of England in the beginning of the quarter but were wiped out by the liquidations of Yen-based carry trades in February followed by whipsaw activity at the end of quarter. The Trust’s equity indices initially bucked the trend of fixed income and currency with gains coming from our fundamental models and strong M&A activity but ultimately succumbed to an overall quarterly loss. Energy losses were driven by price declines in January on inventory build-ups due to warmer than average temperatures, but finished the last two months of the quarter basically flat. Global economic worries that were sparked at the end of February continued through the early part of March. All major market sectors experienced increased volatility accompanied by sharply higher short-term correlation. Whipsaw activity in currencies, interest rates and equities indices led to negative performance in all of these sectors, acting as the primary drivers of March losses. Risk levels for the Trust were reduced early in March in response to market conditions, and have been restored to normal levels as conditions have warranted.
The second quarter charged forward with M&A activity supported by impressive earnings, unfettered access to liquidity and major U.S. indices reaching all time highs to only end with inflation concerns and a flight to quality related to the sub-prime world. Currencies provided gains early and late in the quarter related to negative U.S. dollar sentiment but experienced losses mid-quarter mainly in outright exposures. Fixed income gains early in the month of April were given back during the last days of the month but global fixed income prices breaking out their trading ranges in May allowed the Trust to gain on both the long and short end of the yield curve. Early in the quarter commodity trading was positive as copper prices rallied on China’s release of high import figures then finished slightly negative mid quarter with energy trading gains mitigating some losses in metals. Commodities ended the quarter with small losses related to being short crude as it rallied above $70 per barrel on geo-political risks and inventory changes keeping traders bullish.

Following a positive second quarter and a promising start to July, a sudden flight to quality, the unwinding of the carry trade, and a highly correlated, unusually large move against the Trust’s positions resulted in one of Trust’s largest monthly declines in recent years.  While statistically losses of this magnitude can occur, the speed of this decline was surprising. Losses were broadly based and evenly spread between the interest rate, foreign exchange and equity index sectors. Statistical measures of the Trust’s daily portfolio risk were normal and inside historical ranges, but the move against the Trust’s portfolio was not. The losses were experienced in most markets and across most models. In response to this “perfect storm”, the Trust’s leverage was temporarily cut by 50%.
The highly unusual market conditions of late July continued almost unabated for the first half of August. The contagion effect throughout the financial system created a confidence and liquidity crisis that also affected the Trust’s portfolio. Major stock, bond and currency markets globally experienced double digit losses from mid-July to mid-August. For the Trust, while broad exposures to general market risk factors were independently within normal ranges, the unique combination of relatively low market dispersion and low model diversity created inopportune conditions for the Trust’s risk/return profile. The foreign exchange sector proved very difficult in August as the Trust’s technical and macro models were both exposed to high yielding currencies that suffered market value declines of historical proportions in mid-August. Trading in the equity indices sector was also difficult as volatility dominated global stock markets, with the S&P dropping over 8% from its intra-month high only to bounce off of its lows once the Fund’s exposure was reduced. The more balanced fixed income exposure generated flat results with long- and short-end exposure netting. The Trust’s leverage was cut again in mid-August.
In September, global central bank intervention, which included a long-awaited Federal Open Market Committee decision to cut interest rates announced mid-month, restored investor confidence, and normalcy returned to global financial markets. The Trust earned the majority of its gains in the foreign exchange markets as higher-yielding currencies once again gained favor. Trading in the stock indices sector also posted positive results, as the markets breathed a collective sigh of relief that the Federal Reserve was seriously addressing the credit crisis and resulting economic impact. Fixed income trading finished slightly negative as yields on the long-end were little changed and investor risk appetite increased only moderately into month-end. The energy and base metals sectors finished slightly negative as fundamentals were ignored by the market’s desire for commodities in this weakening dollar environment which exacerbated price action to the upside. Although the Trust’s portfolio maintained a lower risk posture throughout the month of September, full re-engagement resumed in early October.

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
The Trust’s biggest losses in September occurred in the energy sector where crude prices fell over 11% and heating oil and unleaded gasoline both fell around 14%. The drop in prices was driven by the lack of hurricane activity, a further easing of geopolitical tensions, and adequate physical supplies amid the warmer-than-normal autumn season. The equity indices sector was positive as economic data (with the exception of housing-related figures) continued to show moderate growth with restrained inflation. Gains were also recorded in currency markets, where losses on the Trust's cross rates exposures were more than offset by gains in outright positions, despite the historically low volatilities in many of these markets. Small losses were recorded in the interest rates sector as the market continued to believe that the U.S. Federal Reserve will not raise rates again in the foreseeable future.

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
The Trust’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2007 and December 31, 2006 and the trading gains/losses by market category for the nine months ended September 30, 2007 and the year ended December 31, 2006.

	September 30, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.40%	(6.66)%
Interest Rates	0.99%	0.45%
Stock Indices	0.80%	(0.37)%
Energy	0.10%	(1.55)%
Metals	0.09%	(0.80)%

Aggregate/Total	2.66%	(8.93)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the nine months ended September 30, 2007, approximately 8.93% was due to trading losses (before commissions) and approximately 3.85% due to brokerage fees, management fees, performance fees and operating and offering costs borne by the Trust offset by approximately 3.62% due to interest income giving a net return of (9.16)%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.98%
Currencies	0.70%	2.22%
Interest Rates	0.59%	3.07%
Energy	0.39%	(6.58)%
Metals	0.17%	2.07%

Aggregate/Total	1.42%	7.76%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2006, approximately 7.76% was due to trading gains (before commissions), approximately 4.70% was due interest income offset by approximately 5.16% due to brokerage fees, performance fees and operating and offering costs borne by the Trust giving a net return of 7.30%.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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
          The following were the primary trading risk exposures of the Trust as of September 30, 2007, by market sector.
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
          The following were the primary non-trading risk exposures of the Trust as of September 30, 2007.
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

CAMPBELL ALTERNATIVE ASSET TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Owner

Date: November 14, 2007	By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E 2 - E 3

31.02	Certification by Senior Vice President of Accounting and Finance	E 4 - E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Senior Vice President of Accounting and Finance	E 7

E 1