Form 10-K
period 2007-12-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2008-03-28
CIK 1114485

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2007
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
Units of Beneficial Interest
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
The Registrant has no voting stock. As of December 31, 2007 there were 22,629.643 Units of Beneficial Interest issued and outstanding.
Total number of pages 46. Consecutive page numbers on which exhibits commence: 5.

TABLE OF CONTENTS

		Page
PART I

ITEM 1.	BUSINESS	1-2

ITEM 1A.	RISK FACTORS	3-9

ITEM 1B.	UNRESOLVED STAFF COMMENTS	10

ITEM 2.	PROPERTIES	10

ITEM 3.	LEGAL PROCEEDINGS	10

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES	10

ITEM 6.	SELECTED FINANCIAL DATA	10-11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-19

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19-24

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	24

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	24

ITEM 9A.	CONTROLS AND PROCEDURES	25

ITEM 9A(T).	CONTROLS AND PROCEDURES	24-25

ITEM 9B.	OTHER INFORMATION	25
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF AND CORPORATE GOVERANCE	26-28

ITEM 11.	EXECUTIVE COMPENSATION	28

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	28

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	29

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	29

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	29-30

SIGNATURES

CERTIFICATIONS

DOCUMENTS INCORPORATED BY REFERENCE — Prospectus dated March 17, 2008 included within the Registration Statement on Post-Effective Amendment No. 10 to Form S-1 (File No. 333-74014), incorporated by reference into Parts I, II, III and IV.

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
     A total of $50,053,714 has been raised in the initial and continuing offering periods through December 31, 2007.
     Under the Amended and Restated Declaration of Trust and Trust Agreement, the Trustee has delegated to Campbell & Company the exclusive management of all aspects of the business and administration of the Registrant.
     The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Registrant’s stated term of December 31, 2030; (b) an election to dissolve the Registrant at any time by Unitholders owning more than 50% of the Units then outstanding; (c) the withdrawal of Campbell & Company unless one or more new managing owners have been elected or appointed pursuant to the Amended and Restated Declaration of Trust and Trust Agreement; (d) a decline in the aggregate net assets of the Trust to less than $500,000 (e) any event which shall make unlawful the continuing existence of the Registrant or (f) the Registrant is dissolved by operation of law.
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
     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Registrant, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Registrant also trades in dealer markets for forward and option contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Registrant trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.
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
     The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Trust’s assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. As of December 2007, the percentage of component risk for each major sector was as follows: 73% to currencies, 19% to stock indices, 5% to interest rates, 2% to metals and 1% to energy products. The contracts traded by the Registrant will fluctuate from time to time.
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
Increase in Assets Under Management May Make Profitable Trading More Difficult
     The general partner’s current equity under management has increased substantially since the inception of the Trust. Campbell & Company has not agreed to limit the amount of additional equity which it may manage, and is actively engaged in raising assets for existing and new accounts. The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Trust which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Financial, Metal & Energy Large Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to unitholders in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts does exceed the compensation it receives from managing the Trust’s account. Because records with respect to other accounts are not accessible to unitholders in the Trust, the unitholders will not be able to determine if Campbell & Company is favoring other accounts. See “Campbell & Company, Inc. — Trading Capacity.”
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
The Trust is Subject to Foreign Market Credit and Regulatory Risk
     A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States. From time to time, over 50% of the Trust’s overall market exposure could involve positions taken on foreign markets. The risk of loss in trading foreign futures contracts and foreign options can be substantial. Participation in foreign futures contracts and foreign options transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.
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
          Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2007, there were 224 Unitholders in the Registrant and 22,629.643 Units of Beneficial Interest outstanding.
          Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.
          The Registrant has no securities authorized for issuance under equity compensation plans.
Item 6. Selected Financial Data
          The following summarized financial information is for the years ended December 31, 2007, 2006, 2005, 2004, and 2003.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Total Assets	$37,566,581	$43,619,109	$40,221,009	$35,225,567	$33,165,538
Total Unitholders’ Capital	36,288,756	42,871,715	39,856,467	34,955,385	32,821,418
Total Net Trading Gain (Loss) (includes of brokerage commissions)	(4,880,807)	2,971,747	5,125,300	5,125,392	9,269,009
Net Income (Loss)	(4,555,069)	3,250,791	4,799,375	3,249,651	7,263,843
Net Income (Loss) Per Managing Owner and Other Unitholder Unit*	(195.52)	135.31	204.75	135.90	292.55
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	(211.94)	123.59	190.55	123.76	253.05

*	- Based on weighted average number of units outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2007 and 2006.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2007	2007	2007	2007
Total Net Trading Gain (Loss) (net of brokerage commissions)	$(2,580,343)	$5,168,121	$(6,436,720)	$(1,031,865)
Net Income (Loss)	(2,393,538)	5,073,257	(6,263,229)	(971,559)
Net Income (Loss) per Managing Owner and Other Unitholder Unit *	(101.57)	218.05	(270.61)	(41.85)
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	(105.72)	214.11	(274.75)	(45.58)
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,709.81	1,923.92	1,649.17	1,603.59

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2006	2006	2006	2006
Total Net Trading Gain (Loss) (net of brokerage commissions)	$2,254,666	$(2,317,933)	$(1,229,377)	$4,264,391
Net Income (Loss)	1,997,584	(2,159,035)	(1,034,081)	4,446,323
Net Income (Loss) per Managing Owner and Other Unitholder Unit *	83.93	(89.15)	(42.70)	186.33
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	80.03	(93.11)	(46.52)	183.19
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,771.97	1,678.86	1,632.34	1,815.53

*	- Based on weighted average number of units outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Results of Operations
     The returns for the years ended December 31, 2007, 2006 and 2005 were (11.67)%, 7.30% and 12.96%, respectively.
2007
For the 2007 decrease of (11.67)%, approximately (11.32)% was due to trading losses (before commissions) and approximately (4.91)% was due to brokerage fees, performance fees, and operating and offering costs borne by the Trust offset by approximately 4.56% due to interest income. An analysis of the (11.32)% trading gain by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	1.10%
Metals	(0.73)
Energy	(1.99)
Stock Indices	(2.53)
Currencies	(7.17)

(11.32)%

The first quarter demonstrated how market perceptions on the global macroeconomic environment can drastically change during a quarter. Fixed income was initially a driver in performance as a result of the acceleration of global economic momentum, but ultimately resulted in overall losses for the quarter. The global growth environment turned into a flight to quality from risky assets, sponsored by former Federal Reserve Chairman Alan Greenspan’s comments about a recession by year end and the whipsaw activity experience in fixed income. Currency trading followed a similar path of fixed income (initial gains and overall quarterly losses); initial gains from currency crosses were generated from unexpected rate hikes by the Bank of England in the beginning of the quarter but were wiped out by the liquidations of Yen-based carry trades in February, followed by whipsaw activity at the end of quarter.

The Trust’s equity indices initially bucked the trend of fixed income and currency with gains coming from our fundamental models and strong M&A activity, but ultimately succumbed to an overall quarterly loss. Energy losses were driven by price declines in January on inventory build-ups due to warmer than average temperatures, but finished the last two months of the quarter basically flat. Global economic worries that were sparked at the end of February continued through the early part of March. All major market sectors experienced increased volatility accompanied by sharply higher short-term correlation. Whipsaw activity in currencies, interest rates and equities indices led to negative performance in all of these sectors, acting as the primary drivers of March losses. Risk levels for the Trust were reduced early in March in response to market conditions, and were restored to normal levels as conditions warranted.
The second quarter charged forward with M&A activity supported by impressive earnings, unfettered access to liquidity and major U.S. indices reaching all time highs, to only end with inflation concerns and a flight to quality related to the sub-prime world. Currencies provided gains early and late in the quarter related to negative U.S. dollar sentiment, but experienced losses mid-quarter mainly in outright exposures. Fixed income gains early in the month of April were given back during the last days of the month, but global fixed income prices breaking out of their trading ranges in May allowed the Trust to gain on both the long and short end of the yield curve. Early in the quarter commodity trading was positive as copper prices rallied on China’s release of high import figures, then finished slightly negative mid-quarter with energy trading gains mitigating some losses in metals. Commodities ended the quarter with small losses related to being short crude as it rallied above $70 per barrel on geo-political risks and inventory changes keeping traders bullish.
The third quarter began with a sudden flight to quality, reversal of high yielding currencies, and a highly correlated, unusually large move against the Trust’s positions resulting in one of the Trust’s largest monthly declines in recent years. Losses were broadly based and evenly spread between the interest rate, foreign exchange and equity index sectors. In response to this “perfect storm,” the Trust’s leverage was temporarily cut by 50%. Continuing the unusual market conditions theme into the first half of August, the contagion effect throughout the financial system created a confidence and liquidity crisis that also negatively impacted the Trust’s performance. Major stock, bond and currency markets globally experienced double digit losses from mid-July to mid-August. The foreign exchange sector proved very difficult in August as the Trust’s technical and macro models were both exposed to high-yielding currencies that suffered market value declines of historical proportions in mid-August. The Trust’s leverage was cut again in mid-August. Trading in the equity indices sector was also difficult as volatility dominated global stock markets, with the S&P dropping over 8% from its intra-month high only to bounce off of its lows once the Trust’s exposure was reduced. The Trust earned the majority of its gains at the end of the quarter in the foreign exchange markets as higher-yielding currencies once again gained favor. Trading in the stock indices sector also posted positive results, as the markets breathed a collective sigh of relief that the Federal Reserve was seriously addressing the credit crisis and resulting economic impact. The Trust’s portfolio maintained a lower risk posture throughout the month of September with full re-engagement resuming in the early part of the fourth quarter.
The fourth quarter started with mixed messages as corporate earnings’ reports either beat estimates or severely disappointed, money centers and investment banks grappling with major credit related losses, housing data continuing to soften, and the Federal Open Market Committee complying with market expectations of a 25 basis point cut. High yielding currencies provided healthy gains early in the quarter battling back from August lows, however, during the remainder of the quarter the Trust incurred its largest sector losses in currencies enduring the yen reaching levels not seen since June of 2005. Trading in global indices proved a similar fate to the currency sector, initially beginning the quarter with gains followed up by two consecutive months of incurring losses related to U.S. recessionary fears spawning fears of a global slowdown in growth. Fixed income began the quarter flat as credit quality remained an underlying concern, then moving to positive returns mid-quarter thanks to Treasuries posting the best month in 12 years, to finishing negative at year-end related to extreme volatility. Energy and base metals began the quarter with a minimal loss and flat performance, respectively, as the markets continued to wrestle with a tight supply/demand picture, deteriorating geo-political landscape, a weakening dollar and strong growth from India & China. This market landscape then switched to fears of slowing global growth and fundamental arguments for lower energy prices in which Campbell recorded losses in both sectors. The quarter ended with gains realized in base and precious metals as gold rallied 6% to all time highs amid strong buying in the face of a bounce in the U.S. dollar.

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
The fourth quarter of 2006 proved to be a very productive period for our strategies, and produced a quarterly return of 11.22% for the Trust. The currency sector carried the Trust throughout the quarter, recording gains related to the renewed popularity of the Yen “carry” trade, Euro related crosses and the continued weakening of the Swiss Franc. The same strategies that caused the Trust difficulty in April and May, benefited the Trust throughout the fourth quarter and finished positive on the year overall. Equity index trading was also strongly positive throughout the quarter on strong economic growth, restrained inflation, and continued red-hot M&A activity ultimately contributing to the Dow finishing the year near all-time highs. The energy complex continued its unpredictable pattern - hitting lows for the year-to-date at the beginning of the quarter, rallying on refinery problems in November, and then falling back on above average temperatures throughout the U.S. and Europe. The Trust posted overall losses in the energy sector for the quarter and the year. Fixed income trading was slightly negative on the quarter until December when the sector contributed significantly to gains for the Trust. Yields rose sharply across the curve on firm November payrolls, stronger mid-month retail sales and indications of a potential boom in housing market data.
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
          The Trust’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Trust estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Trust’s VaR at a one day 97.5% confidence level VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2007, 2006 and 2005 and the trading gains/losses by market category for the years then ended.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	(7.17)%
Stock Indices	0.51%	(2.53)%
Interest Rates	0.42%	1.10%
Metals	0.14%	(0.73)%
Energy	0.08%	(1.99)%

Aggregate/Total	1.72%	(11.32)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2007, approximately 11.32% was due to trading losses (before commissions) and approximately (4.91)% due to brokerage fees, performance fees and operating and offering costs borne by the Trust offset by approximately 4.56% of interest income giving a net return of (11.67)%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.98%
Currencies	0.70%	2.22%
Energy	0.39%	(6.58)%
Interest Rates	0.59%	3.07%
Metals	0.17%	2.07%

Aggregate/Total	1.42%	7.76%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2006, approximately 7.76% was due to trading gains (before commissions), approximately 4.70% was due interest income offset by approximately 5.16% due to brokerage fees, performance fees and operating and offering costs borne by the Trust giving a net return of 7.30%.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	6.12%
Long-Term Interest Rates	0.79%	1.89%
Energy	0.64%	3.31%
Short-Term Interest Rates	0.62%	4.76%
Stock Indices	0.38%	(2.73)%
Metals	0.06%	1.12%

Aggregate/Total	2.47%	14.47%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.47% was due to trading gains (before commissions), approximately 2.94% was due interest income offset by approximately 4.72% due to brokerage fees, performance fees and operating and offering costs borne by the Trust giving a net return of 12.69%.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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

     The following were the primary trading risk exposures of the Trust as of December 31, 2007, by market sector.
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of December 31, 2007.

Foreign Currency Balances
     The Trust’s primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice per month, and more frequently if a particular foreign currency balance becomes unusually large).
Treasury Bill Positions
     The Trust’s primary market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Trust holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Trust’s Treasury Bills, although substantially all of these short-term investments are held to maturity.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The means by which the Trust and Campbell & Company, severally, attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close out open positions.
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

Item 9A (T).	Controls and Procedures
Management’s Annual Report on Internal Control over Financial Reporting
Campbell & Company, Inc. (“CCI”), the managing owner of Trust, is responsible for the management of the Trust. Management of CCI (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Partnership’s internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the partnership’s transactions are being made only in accordance with authorizations of Management and;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, the Trust’s internal control over financial reporting was effective.
This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s reporting this annual report.

Item 9B.	Other Information
          There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2007.

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
     G. William Andrews, born in 1972, has been employed by Campbell & Company since April 1997 and was appointed Vice President: Director of Research Operations in March 2006 and has served as Vice President: Director of Operations since April 2007. His duties include managing daily research and trade operations, new research product implementation and code management. From November 1995 to April 1997, Mr. Andrews was employed at Legg Mason as a Research Analyst in the Realty Group. Before immigrating to the United States, he was employed by the Japanese Department of Education in the town of Fujimi, Nagano prefecture. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company effective June 21, 2006.
     Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as President and Chief Executive Officer since April 2007, Chief Financial Officer, Treasurer and Secretary since May 1992, and a Director since January 1994. Ms. Becks is also the President, Chief Executive Officer and Chief Financial Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and Trustee, President, Chief Executive Officer and Chief Financial Officer of The Campbell Multi-Strategy Trust, a registered investment company. Ms. Becks served as a member of the Board of Directors of the Managed Funds Association from November 2002 to November 2006. From December 1987 to June 1991, she was employed by Bank Maryland Corp, a publicly held company, as a Vice President and Chief Financial Officer. From September 1985 to December 1987, she worked with the public accounting firm Ernst & Young as a C.P.A. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks became registered as an Associated Person and listed as a Principal of Campbell & Company effective May 7, 1999 and March 10, 1993, respectively. Ms. Becks became registered as an Associated Person and listed as a Principal of Campbell & Company Investment Adviser LLC effective December 14, 2005 and December 12, 2005, respectively.
     D. Keith Campbell, born in 1942, has served as the Chairman of the Board of Directors of Campbell & Company since it began operations, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Trust. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became registered as an Associated Person and listed as a Principal of Campbell & Company effective October 29, 1997 and September 29, 1978, respectively. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.
     Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as Vice Chairman of the Board of Directors of Campbell & Company since April 2007, was President from January 1994 to April 2007, and Chief Executive Officer from January 1998 to April 2007. Until April 2007, Mr. Cleland was also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. Mr. Cleland has worked in the international derivatives industry for over 30 years, and has owned and managed firms engaged in global clearing, floor brokerage, trading and portfolio management. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Funds Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland became registered as an Associated Person and listed as a Principal of Campbell & Company effective December 15, 1993 and September 15, 1993, respectively. Mr. Cleland became registered as an Associated Person and listed as a Principal of Campbell & Company Investment Adviser LLC effective December 14, 2005 and December 13, 2005, respectively. Mr. Cleland withdrew his registration as an Associated Person and a Principal of Campbell & Company Investment Adviser LLC effective April 3, 2007.

     Gregory T. Donovan, born in 1972, has been employed by Campbell & Company since October 2006 as Senior Vice President of Accounting and Finance. His duties include oversight of accounting and finance functions and review of accounting policies and procedures. Mr. Donovan is also the Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services serving as Director in the Financial and Economic Consulting Practice. From May 1998 until November 2003, Mr. Donovan was employed by KPMG LLP in which he served in the capacity as Manager in the Forensic and Litigation Services Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became registered as an Associated Person and listed as a Principal of Campbell & Company effective July 5, 2007 and May 9, 2007 respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.
     Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, was appointed Deputy Manager of Trading in September 2004 and has served as Vice President and Director of Trading since June 2006. His duties include managing daily trade execution for the assets under Campbell & Company’s management. From October 1999 to July 2000, Mr. Harris worked as a futures and options broker for Refco Inc. (NY). From May 1997 to October 1999, he worked in the Sales and Product Development groups at Morgan Stanley Managed Futures. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as an Associated Person and listed as a Principal of Campbell & Company effective September 21, 2000 and June 15, 2006, respectively.
     Michael J. Hebrank, born in 1955, joined Campbell & Company in April 2004 and has served as Chief Technology Officer since then. From February 1999 to April 2004, Mr. Hebrank was the Chief Information Officer at Greater Baltimore Medical Center, the fourth largest healthcare system in Maryland. Mr. Hebrank holds a B.S. in Applied Statistics from the University of Baltimore and an M.S. in Computer Engineering from Loyola College of Maryland. Mr. Hebrank became listed as a Principal of Campbell & Company effective June 21, 2006.
     Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Chief Investment Officer and Director of Research since July 2007, was Executive Vice President-Research from March 2003 to June 2007 and Chief Operating Officer from June 2005 to June 2007. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. Mr. Heerdt is also the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 through March 2003, he was the sole proprietor of Integrity Consulting, a start-up business consulting firm. From December 1990 to February 2002, Mr. Heerdt worked for Moore Capital Management, Inc., and affiliates, a private investment management firm, where he was a Director and a Managing Director. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt became registered as an Associated Person and listed as a Principal of Campbell & Company effective April 15, 2003. Mr. Heerdt became registered as an Associated Person and listed as a Principal of Campbell & Company Investment Adviser LLC effective December 14, 2005 and December 12, 2005, respectively.
     James M. Little, born in 1946, joined Campbell & Company in April 1990 and has served as Executive Vice President-Business Development and a Director since December 1992. Mr. Little is also the Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From March 1989 to April 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc., a national full service brokerage firm. From January 1984 to March 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little became registered as an Associated Person and listed as a Principal of Campbell & Company effective August 7, 1992 and April 19, 1993 respectively. Mr. Little became registered as an Associated Person and listed as a Principal of Campbell & Company Investment Adviser LLC effective December 14, 2005 and December 12, 2005, respectively.

     Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company’s fund administration function. Mr. Lloyd is also the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. (“DBSI”) in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. From March 1997 to July 1999, Mr. Lloyd was an attorney in the Enforcement Department of NASD Regulation, Inc., and, from July 1995 to March 1997, he served as a senior counsel in the Division of Enforcement of the United States Securities and Exchange Commission. From January 1989 to July 1995, he was engaged in the private practice of law. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively.
Audit Committee Financial Expert
The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Trust, has determined that Theresa D. Becks qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.
Code of Ethics
Campbell & Company has adopted a code of ethics for its chief executive officer, senior vice president of accounting and finance, director of fund accounting, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, Court Towers Building, 210 West Pennsylvania Ave., Suite 770, Towson, Maryland 21204 or by calling 1-800-698-7235.
Item 11. Executive Compensation
          The Registrant is managed by its managing owner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to 2.85% of the Registrant’s month-end Net Assets per year. From such 2.85% Brokerage Fee, Campbell & Company remits 0.35% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Unitholders. Campbell & Company retains the remaining 2.5% as management fees (2% for providing advisory fees and 0.5% for acting as managing owner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2007, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company. As of December 31, 2007, the following beneficial owners owned more than five percent of the Units:

Name of Beneficial	Number of Units	Percentage of
Owner	Owned	Trust
Campbell & Company, Inc. 401(k) Plan	13,567.544	59.95%
Campbell & Company, Inc.	1,413.580	6.25%
(b)	Security Ownership of Management. As of December 31, 2007, Campbell & Company owned 1,413.580 Units of Managing Owner Interest having a value of $2,266,803. Units of Managing Owner Interest will always be owned by Campbell & Company in its capacity as managing owner.

Item 13. Certain Relationships and Related Transactions
See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.
Item 14. Principal Accounting Fees and Services
The principle accountant for the year ended December 31, 2007 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principle accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2007 and 2006 were $64,000 and $66,115, respectively.

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

(3)	Exhibit

Exhibit Number	Description of Document

1.01	Selling Agreement among the Registrant, Campbell & Company, PaineWebber Incorporated and the Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

1.02	Additional Selling Agreement among the Registrant, Campbell & Company and the Additional Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

3.01	Declaration of Trust and Trust Agreement of the Registrant dated May 1, 2000. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on May 22, 2000).

3.02	Certificate of Trust of the Registrant. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on November 9, 2000).

3.03	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 10 to Form S-1 (No. 333-74014) filed on March 17, 2008).

10.01	Customer Agreement between the Registrant and Paine Webber Incorporated. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

10.02	Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 10 to Form S-1 (No. 333-74014) filed on March 17, 2008).

10.03	Escrow Agreement between the Registrant and Mercantile Safe Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

10.04	International Swap Dealers Association, Inc. Master Agreement between the Registrant and ABN AMRO Bank, N.V., Chicago Branch. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 1 to Form S-1 (No. 333-74014) filed on December 12, 2002).

10.05	International Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001.)

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Senior Vice President of Accounting and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Senior Vice President of Accounting and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
None.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008.

CAMPBELL ALTERNATIVE ASSET TRUST
By:	CAMPBELL & COMPANY, INC.
Managing Owner

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2008.

Signature	Capacity

/s/ D. Keith Campbell

D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland

Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks

Theresa D. Becks	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director

/s/ James M. Little

James M. Little	Executive Vice President and Director

/s/ Gregory T. Donovan

Gregory T. Donovan	Senior Vice President of Accounting and Finance

CAMPBELL ALTERNATIVE ASSET TRUST
ANNUAL REPORT
December 31, 2007

CAMPBELL ALTERNATIVE ASSET TRUST
TABLE OF CONTENTS

PAGES
Reports of Independent Registered Public Accounting Firms

Deloitte & Touche LLP	34

Financial Statements

Condensed Schedules of Investments December 31, 2007 and 2006	35-38

Statements of Financial Condition December 31, 2007 and 206	39

Statements of Operations For the Years Ended December 31, 2007, 2006 and 2005	40

Statements of Cash Flows For the Years Ended December 31, 2007, 2006 and 2005	41

Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2007, 2006 and 2005	42

Financial Highlights For the Years Ended December 31, 2007, 2006 and 2005	43

Notes to Financial Statements	44-48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of
Campbell Alternative Asset Trust
We have audited the accompanying statements of financial condition of Campbell Alternative Asset Trust (the “Trust”), including the condensed of schedules of investments, as of December 31, 2007, and 2006, and the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period then ended. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Alternative Asset Trust as of December 31, 2007, and 2006, the results of its operations, cash flows, changes in its unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE $ TOUCHE LLP
Princeton, New Jersey
March 14, 2008

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2007

UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
$12,000,000	02/07/2008	U.S. Treasury Bills	$11,953,750	32.94%
$10,000,000	02/28/2008	U.S. Treasury Bills	$9,953,278	27.43%
$ 8,000,000	01/03/2008	U.S. Treasury Bills	$7,998,289	22.04%
$ 4,000,000	01/24/2008	U.S. Treasury Bills	$3,990,442	11.00%

Total United States government securities (cost, including accrued interest, — $33,895,759)			$33,895,759	93.41%

LONG FUTURES CONTRACTS

Description
Energy			$89,355	0.25%
Metals			$37,694	0.10%
Stock indices			$105,504	0.29%
Short-term interest rates			$46,265	0.13%
Long-term interest rates			$37,652	0.10%

Total long futures contracts			$316,470	0.87%

SHORT FUTURES CONTRACTS

Description
Energy			$(72,904)	(0.20)%
Metals			$(9,992)	(0.03)%
Stock indices			$(4,422)	(0.01)%
Short-term interest rates			$(48,238)	(0.13)%
Long-term interest rates			$16,596	0.05%

Total short futures contracts			$(118,960)	(0.32)%

Total futures contracts			$197,510	0.55%

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2007

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$(604,943)	(1.67)%
Various short forward currency contracts	$(205,499)	(0.57)%

Total forward currency contracts	$(810,442)	(2.24)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $74,159)	$50,330	0.14%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACT

Description
Written options on forward currency contracts (premiums received — $41,845)	$(19,355)	(0.05)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2006

UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
$13,000,000	02/01/2007	U.S. Treasury Bills	$12,944,980	30.19%
$10,000,000	03/01/2007	U.S. Treasury Bills	$9,920,022	23.14%
$ 7,200,000	01/04/2007	U.S. Treasury Bills	$7,197,120	16.79%
$ 4,500,000	01/25/2007	U.S. Treasury Bills	$4,485,165	10.46%

Total United States government securities (cost, including accrued interest, — $34,547,287)			$34,547,287	80.58%

LONG FUTURES CONTRACTS

Description
Energy			$(405,662)	(0.94)%
Metals			$(68,317)	(0.16)%
Stock indices			$451,110	1.05%
Long-term interest rates			$(47,968)	(0.11)%

Total long futures contracts			$(70,837)	(0.16)%

SHORT FUTURES CONTRACTS

Description
Energy			$8,960	0.02%
Metals			$35,389	0.08%
Short-term interest rates			$347,969	0.81%
Long-term interest rates			$761,467	1.78%

Total short futures contracts			$1,153,785	2.69%

Total futures contracts			$1,082,948	2.53%

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2006

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$(792,936)	(1.84)%
Various short forward currency contracts	$2,209,890	5.15%

Total forward currency contracts	$1,416,954	3.31%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $29,775)	$35,454	0.08%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $17,336)	$(16,186)	(0.03)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$2,538,672	$3,198,569
United States government securities	29,905,317	30,062,122
Net unrealized gain on open futures contracts	197,510	1,082,948

Total equity in broker trading accounts	32,641,499	34,343,639

Cash	1,652,920	2,904,481
United States government securities	3,990,442	4,485,165
Options purchased, at fair value (premiums paid $74,159 and $29,775, respectively)	50,330	35,454
Net unrealized gain (loss) on open forward currency contracts	(810,442)	1,416,954
Interest receivable	7,894	20,552
Subscriptions receivable	33,938	412,864

Total assets	$37,566,581	$43,619,109

LIABILITIES
Accounts payable	$38,549	$67,122
Brokerage fee	37,041	50,122
Options written, at fair value (premiums received $41,845 and $17,336, respectively)	19,355	16,186
Accrued commissions and other trading fees on open contracts	7,946	14,948
Offering costs payable	11,697	15,828
Redemptions payable	1,163,237	583,188

Total liabilities	1,277,825	747,394

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner — 1,413.580 units outstanding at December 31, 2007 and December 31, 2006	2,266,803	2,566,397
Other Unitholders — 21,216.063 and 22,200.336 units outstanding at December 31, 2007 and December 31, 2006	34,021,953	40,305,318

Total unitholders’ capital (Net Asset Value)	36,288,756	42,871,715

Total liabilities and unitholders’ capital (Net Asset Value)	$37,566,581	$43,619,109

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(784,118)	$1,005,543	$3,728,183
Change in unrealized	(885,438)	1,243,608	(676,070)
Brokerage commissions	(72,611)	(76,571)	(110,081)

Net gain (loss) from futures trading	(1,742,167)	2,172,580	2,942,032

Forward currency and options on forward currency trading gains (losses)
Realized	(874,349)	(1,928,500)	2,977,676
Change in unrealized	(2,235,565)	2,748,647	(783,292)
Brokerage commissions	(28,726)	(20,980)	(11,116)

Net gain (loss) from forward currency and options on forward currency trading	(3,138,640)	799,167	2,183,268

Total net trading gain (loss)	(4,880,807)	2,971,747	5,125,300

INTEREST INCOME NET OF EXPENSES
Income
Interest income	1,850,313	1,921,132	1,086,132

Expenses
Brokerage fee	1,157,288	1,171,323	1,064,610
Performance fee	270,167	370,369	257,993
Operating expenses	97,120	100,396	89,454

Total expenses	1,524,575	1,642,088	1,412,057

Interest income net of expenses	325,738	279,044	(325,925)

NET INCOME (LOSS)	$(4,555,069)	$3,250,791	$4,799,375

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the year)	$(195.52)	$135.31	$204.75

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$(211.94)	$123.59	$190.55

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from (for) operating activities
Net income (loss)	$(4,555,069)	$3,250,791	$4,799,375
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	3,121,003	(3,992,255)	1,459,362
(Increase) decrease in restricted cash	0	1,873,271	1,902,751
(Increase) decrease in option premiums paid	(44,384)	(29,775)	0
Increase (decrease) in option premiums received	24,509	17,336	0
(Increase) decrease in interest receivable	12,658	6,124	(4,820)
Increase (decrease) in accounts payable and accrued expenses	(48,656)	(60,394)	97,365
Net maturities (purchases) of investments in United States government securities	651,527	(4,717,011)	(6,624,807)

Net cash from (for) operating activities	(838,412)	(3,651,913)	1,629,226

Cash flows from (for) financing activities
Addition of units	2,880,078	2,123,429	2,050,730
Redemption of units	(3,583,534)	(1,974,504)	(1,616,559)
Offering costs paid	(369,590)	(370,272)	(335,469)

Net cash from (for) financing activities	(1,073,046)	(221,347)	98,702

Net (increase) decrease in cash	(1,911,458)	(3,873,260)	1,727,928

Unristricted cash
Beginning of year	6,103,050	9,976,310	8,248,382

End of year	$4,191,592	$6,103,050	$9,976,310

End of year cash consists of:
Cash in broker trading accounts	$2,538,672	$3,198,569	$2,607,477
Cash	1,652,920	2,904,481	7,368,833

Total end of year cash	$4,191,592	$6,103,050	$9,976,310

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Changes in Unitholders’ Capital (net Asset Value)
For the Years Ended December 31, 2007, 2006 and 2005

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2004	1,413.580	$2,122,335	21,868.461	$32,833,050	23,282.041	$34,955,385

Net income (loss) for the year ended December 31, 2005		289,635		4,509,740		4,799,375
Additions	0.000	0	1,303.001	2,050,730	1,303.001	2,050,730
Redemptions	0.000	0	(1,028.344)	(1,612,829)	(1,028.344)	(1,612,829)
Offering costs		(20,277)		(315,917)		(336,194)

Balances at December 31, 2005	1,413.580	2,391,693	22,143.118	37,464,774	23,556.698	39,856,467

Net income (loss) for the year ended December 31, 2006		196,472		3,054,319		3,250,791
Additions	0.000	0	1,463.895	2,536,293	1,463.895	2,536,293
Redemptions	0.000	0	(1,406.677)	(2,401,944)	(1,406.677)	(2,401,944)
Offering costs		(21,768)		(348,124)		(369,892)

Balances at December 31, 2006	1,413.580	2,566,397	22,200.336	40,305,318	23,613.916	42,871,715

Net income (loss) for the year ended December 31, 2007		(277,422)		(4,277,647)		(4,555,069)
Additions	0.000	0	1,444.335	2,501,152	1,444.335	2,501,152
Redemptions	0.000	0	(2,428.608)	(4,163,583)	(2,428.608)	(4,163,583)
Offering costs		(22,172)		(343,287)		(365,459)

Balances at December 31, 2007	1,413.580	$2,266,803	21,216.063	$34,021,953	22,629.643	$36,288,756

Net Asset Value per Managing Owner and Other Unitholders’ Unit
December 31,

2007	2006	2005
$1,603.59	$1,815.53	$1,691.94

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Financial Highlights
For The Years Ended December 31, 2007, 2006 and 2005
The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2007, 2006 and 2005. This information has been derived from information presented in the financial statements.

	2007	2006	2005
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$1,815.53	$1,691.94	$1,501.39

Income (loss) from operations:
Total net trading gains (losses)(1)	(210.23)	127.38	218.79
Interest income net of expenses(1)	13.98	11.61	(13.90)

Total net income (loss) from operations	(196.25)	138.99	204.89

Offering costs(1)	(15.69)	(15.40)	(14.34)

Net asset value per unit at end of year	$1,603.59	$1,815.53	$1,691.94

Total Return	(11.67)%	7.30%	12.69%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	3.09%	3.11%	3.12%
Performance fee	0.67%	0.91%	0.70%

Total expenses	3.76%	4.02%	3.82%

Interest income net of expenses(2,3)	1.47%	1.59%	(0.18)%

Total returns are calculated based on the change in value of a unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the year. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Interest income net of expenses is shown as a positive amount when the interest income exceeds expenses for the year.
See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Notes To Financial Statements
December 31, 2007
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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At December 31, 2007 and December 31, 2006, the 401(K) Plan held approximately 60% and 52% of the Trust’s outstanding units, respectively.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning July 1, 2006, the market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 1, 2006, the market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

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

Campbell Alternative Asset Trust
Notes To Financial Statements
December 31, 2007
D.	Income Taxes

The Trust prepares calendar year U. S. and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each unitholder is individually responsible for reporting income or loss based on such unitholder’s respective share of the Trust’s income and expenses as reported for income tax purposes.

E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At December 31, 2007 and December 31, 2006, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $11,697 and $15,828, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At December 31, 2007 and December 31, 2006, the amount of unreimbursed offering costs incurred by Campbell & Company is $235,984 and $403,225, respectively.

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

G.	Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Trust implemented Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48)”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity, including investment companies, before being measured and recognized in the financial statements. Management has evaluated the application of FIN 48 to the Trust, and has determined that the adoption of FIN 48 does not have a material impact on the Trust’s financial statements. The Trust files federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The impact on the Trust’s financial statement disclosures, if any, is currently being assessed.

Campbell Alternative Asset Trust
Notes To Financial Statements
December 31, 2007
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

The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, ‘derivatives’). The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Campbell Alternative Asset Trust
Notes To Financial Statements
December 31, 2007
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2007 and December 31, 2006 was $33,895,759 and $34,547,287, respectively, which equals 93% and 81% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2007 and December 31, 2006 was $1,644,730 and $2,900,150, respectively, which equals 5% and 7% of Net Asset Value, respectively. These amounts are included in cash. There was no restricted cash at December 31, 2007 or December 31, 2006.
The Trust trades forward currency and options on forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency and options on foreign currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency and options on forward currency contracts typically involves delayed cash settlement.
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
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non- exchange traded)
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Gross unrealized gains	$470,224	$1,673,274	$742,233	$2,735,365

Gross unrealized losses	(272,714)	(590,326)	(1,554,014)	(1,311,582)

Net unrealized gain	$197,510	$1,082,948	$(811,781)	$1,423,783

Open contracts generally mature within three months; as of December 31, 2007, the latest maturity date for open futures contracts is September 2008, the latest maturity date for open forward currency contracts is March 2008, and the latest expiry date for options on forward currency contracts is January 2008. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.
Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers which Campbell & Company believes to be creditworthy. The unitholder bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Campbell Alternative Asset Trust
Notes To Financial Statements
December 31, 2007
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

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2

31.02	Certification by Senior Vice President of Accounting and Finance	E 3

32.01	Certification by Chief Executive Officer	E 4

32.02	Certification by Senior Vice President of Accounting and Finance	E 5
E 1