Form 10-Q
period 2008-03-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2008-05-15
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of March 31, 2008 (Unaudited) and December 31, 2007	3-6

Statements of Financial Condition as of March 31, 2008 (Unaudited) and December 31, 2007	7

Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	8

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	9

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	10

Financial Highlights for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22

Item 4T. Controls and Procedures	28

PART II — OTHER INFORMATION	29

Item 6. Exhibits and Reports on Form 8-K	29

SIGNATURES

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2008 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value

$12,000,000	05/08/2008	U.S. Treasury Bills	$11,975,703	32.81%
$10,000,000	05/29/2008	U.S. Treasury Bills	$9,972,289	27.32%
$6,500,000	04/03/2008	U.S. Treasury Bills	$6,498,866	17.81%
$4,000,000	04/24/2008	U.S. Treasury Bills	$3,994,378	10.94%

Total United States government securities (cost, including accrued interest, — $32,441,236)			$32,441,236	88.88%

LONG FUTURES CONTRACTS

Description
Energy			$(51,574)	(0.14)%
Metals			$(8,339)	(0.02)%
Stock indices			$13,830	0.04%
Short-term interest rates			$(84,472)	(0.23)%
Long-term interest rates			$(106,374)	(0.29)%

Total long futures contracts			$(236,929)	(0.64)%

SHORT FUTURES CONTRACTS

Description
Energy			$(12,480)	(0.03)%
Metals			$7,267	0.02%
Stock indices			$(227,558)	(0.62)%
Short-term interest rates			$16,177	0.04%
Long-term interest rates			$14,870	0.04%

Total short futures contracts			$(201,724)	(0.55)%

Total futures contracts			$(438,653)	(1.19)%

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2008 (Unaudited)

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$408,766	1.12%
Various short forward currency contracts	$(215,786)	(0.59)%

Total forward currency contracts	$192,980	0.53%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $14,039)	$14,711	0.04%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $9,312)	$(8,156)	(0.02)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007

UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value

$12,000,000	02/07/2008	U.S. Treasury Bills	$11,953,750	32.94%
$10,000,000	02/28/2008	U.S. Treasury Bills	$9,953,278	27.43%
$8,000,000	01/03/2008	U.S. Treasury Bills	$7,998,289	22.04%
$4,000,000	01/24/2008	U.S. Treasury Bills	$3,990,442	11.00%

Total United States government securities (cost, including accrued interest, — $33,895,759)			$33,895,759	93.41%

LONG FUTURES CONTRACTS

Description
Energy			$89,355	0.25%
Metals			$37,694	0.10%
Stock indices			$105,504	0.29%
Short-term interest rates			$46,265	0.13%
Long-term interest rates			$37,652	0.10%

Total long futures contracts			$316,470	0.87%

SHORT FUTURES CONTRACTS

Description
Energy			$(72,904)	(0.20)%
Metals			$(9,992)	(0.03)%
Stock indices			$(4,422)	(0.01)%
Short-term interest rates			$(48,238)	(0.13)%
Long-term interest rates			$16,596	0.05%

Total short futures contracts			$(118,960)	(0.32)%

Total futures contracts			$197,510	0.55%

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007
FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$(604,943)	(1.67)%
Various short forward currency contracts	$(205,499)	(0.57)%

Total forward currency contracts	$(810,442)	(2.24)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $74,159)	$50,330	0.14%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $41,845)	$(19,355)	(0.05)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2008 (Unaudited) and December 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$4,751,076	$2,538,672
United States government securities	28,446,858	29,905,317
Net unrealized gain (loss) on open futures contracts	(438,653)	197,510

Total equity in broker trading accounts	32,759,281	32,641,499

Cash	360,326	1,652,920
United States government securities	3,994,378	3,990,442
Options purchased, at fair value (premiums paid — $14,039 and $74,159, respectively)	14,711	50,330
Net unrealized gain (loss) on open forward currency contracts	192,980	(810,442)
Interest receivable	5,997	7,894
Subscriptions receivable	0	33,938

Total assets	$37,327,673	$37,566,581

LIABILITIES
Accounts payable	$48,166	$38,549
Brokerage fee	33,303	37,041
Options written, at fair value (premiums received — $9,312 and $41,845, respectively)	8,156	19,355
Accrued commissions and other trading fees on open contracts	6,021	7,946
Offering costs payable	10,517	11,697
Redemptions payable	724,912	1,163,237

Total liabilities	831,075	1,277,825

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner — 1,413.580 units outstanding at March 31, 2008 and December 31, 2007	2,302,326	2,266,803
Other Unitholders — 20,994.536 and 21,216.063 units outstanding at March 31, 2008 and December 31, 2007	34,194,272	34,021,953

Total unitholders’ capital (Net Asset Value)	36,496,598	36,288,756

Total liabilities and unitholders’ capital (Net Asset Value)	$37,327,673	$37,566,581

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$1,211,899	$(222,454)
Change in unrealized	(636,163)	(869,227)
Brokerage commissions	(14,055)	(18,823)

Net gain (loss) from futures trading	561,681	(1,110,504)

Forward currency and options on forward currency trading gains (losses)
Realized	(873,576)	(287,918)
Change in unrealized	1,006,589	(1,172,876)
Brokerage commissions	(1,687)	(9,045)

Net gain (loss) from forward currency and options on forward currency trading	131,326	(1,469,839)

Total net trading gain (loss)	693,007	(2,580,343)

INTEREST INCOME NET OF EXPENSES
Income
Interest income	251,541	506,222

Expenses
Brokerage fee	263,726	299,823
Performance fee	0	793
Operating expenses	21,202	18,801

Total expenses	284,928	319,417

Interest income net of expenses	(33,387)	186,805

NET INCOME (LOSS)	$659,620	$(2,393,538)

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$28.97	$(101.57)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$25.13	$(105.72)

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$659,620	$(2,393,538)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(370,426)	2,042,103
(Increase) decrease in option premiums paid	60,120	(7,880)
Increase (decrease) in option premiums received	(32,533)	4,300
(Increase) decrease in interest receivable	1,897	292
Increase (decrease) in accounts payable and accrued expenses	3,954	(15,257)
Net maturities (purchases) of investments in United States government securities	1,454,523	(793,228)

Net cash from (for) operating activities	1,777,155	(1,163,208)

Cash flows from (for) financing activities
Addition of units	1,147,717	954,824
Redemption of units	(1,920,601)	(1,305,167)
Offering costs paid	(84,461)	(96,536)

Net cash from (for) financing activities	(857,345)	(446,879)

Net (increase) decrease in cash	919,810	(1,610,087)

Cash
Beginning of period	4,191,592	6,103,050

End of period	$5,111,402	$4,492,963

End of period cash consists of:
Cash in broker trading accounts	$4,751,076	$2,807,228
Cash	360,326	1,685,735

Total end of period cash	$5,111,402	$4,492,963

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2008

Balances at December 31, 2007	1,413.580	$2,266,803	21,216.063	$34,021,953	22,629.643	$36,288,756

Net income (loss) for the three months ended March 31, 2008		40,694		618,926		659,620
Additions	0.000	0	691.119	1,113,779	691.119	1,113,779
Redemptions	0.000	0	(912.646)	(1,482,276)	(912.646)	(1,482,276)
Offering costs		(5,171)		(78,110)		(83,281)

Balances at March 31, 2008	1,413.580	$2,302,326	20,994.536	$34,194,272	22,408.116	$36,496,598

Three Months Ended March 31, 2007

Balances at December 31, 2006	1,413.580	$2,566,397	22,200.336	$40,305,318	23,613.916	$42,871,715

Net income (loss) for the three months ended March 31, 2007		(143,765)		(2,249,773)		(2,393,538)
Additions	0.000	0	456.793	808,933	456.793	808,933
Redemptions	0.000	0	(649.288)	(1,146,150)	(649.288)	(1,146,150)
Offering costs		(5,679)		(89,002)		(94,681)

Balances at March 31, 2007	1,413.580	$2,416,953	22,007.841	$37,629,326	23,421.421	$40,046,279

Net Asset Value per Managing Owner and Other Unitholders’ Unit
March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006
$1,628.72	$1,603.59	$1,709.81	$1,815.53

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
FINANCIAL HIGHLIGHTS
MARCH 31, 2008 (UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended
	March 31,
	2008	2007
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,603.59	$1,815.53

Income (loss) from operations:
Total net trading gains (losses) (1)	30.26	(109.63)
Interest income net of expenses (1)	(1.47)	7.93

Total net income (loss) from operations	28.79	(101.70)

Offering costs (1)	(3.66)	(4.02)

Net asset value per unit at end of period	$1,628.72	$1,709.81

Total Return(3)	1.57%	(5.82)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.10%	3.03%
Performance fee (3)	0.00%	0.00%

Total expenses	3.10%	3.03%

Interest income net of expenses (2),(4),(5)	(0.36)%	1.78%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses is shown as a positive amount when interest income exceeds expenses excluding the performance fee for the period and is shown as a negative amount when expenses excluding performance fee exceed interest income for the period.
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Trust

Campbell Alternative Asset Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust was formed on May 3,2000 and commenced trading on October 1,2001. The Trust engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

As of December 31,2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At March 31,2008 and December 31,2007, the 401(K) Plan held approximately 64% and 60% of the Trust’s outstanding units, respectively.

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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
The Trust adopted the provisions of Statement of Financial Accounting Statement No. 157 - “Fair Value Measurement”, or SFAS 157, as of January 1,2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
Level 1 inputs are quotes prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Trust’s exchange-traded futures contracts fall in this category.
Level 2 inputs are inputs other than quotes prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that Trust values using models or other valuation methodologies derived from observable market data.
Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the three-month period ended March 31,2008, the Trust did not have any Level 3 assets or liabilities.
The following table sets forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a reoccurring basis as of March 31,2008.

	Fair Value at March 31 , 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$32,441,236	$0	$0	$32,441,236
Other Financial Instruments
Exchange-traded futures contracts	(438,653)	0	0	(438,653)
Forward currency contracts	0	192,980	0	192,980
Options purchased	0	14,711	0	14,711
Options written	0	(8,156)	0	(8,156)

Total	$32,002,583	$199,535	$0	$32,202,118

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
D.	Income Taxes

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

Management has evaluated the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), to the Trust, and has determined that the adoption of FIN 48 did not have a material impact on the Trust’s financial statements. The Trust files federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At March 31, 2008 and December 31, 2007, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $10,517 and $11,697, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K)Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At March 31, 2008 and December 31, 2007, the amount of unreimbursed offering costs incurred by Campbell & Company is $202,476 and $235,984, respectively.

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

G.	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 establishes, amoung other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact on the Trust’s financial statement disclosures, if any, is currently being assessed.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
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
The Trust is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31,2008 and December 31,2007 was $32,441,236 and $33,895,759, respectively, which equals 89% and 93% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2008 and December 31,2007 was $249,329 and $1,644,730, respectively, which equals 1% and 5% of Net Asset Value, respectively. These amounts are included in cash. There was no restricted cash at March 31,2008 or December 31,2007.
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
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)

	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Gross unrealized gains	$330,495	$470,224	$1,370,609	$742,233
Gross unrealized losses	(769,148)	(272,714)	(1,175,801)	(1,554,014)

Net unrealized gain (loss)	$(438,653)	$197,510	$194,808	$(811,781)

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
Open contracts generally mature within three months; as of March 31, 2008, the latest maturity date for open futures contracts is December 2008, the latest maturity date for open forward currency contracts is June 2008, and the latest expiry date for options on forward currency contracts is April 2008. However, the Trust intends to close all futures and forward currency contracts prior to maturity.
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
Note 9. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of March 31, 2008, and the statements of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2008, and the results of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2008 and 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $35,345,750 have been accepted during the continuing offering period as of March 31, 2008. Redemptions over the same time period total $30,656,838. The Trust commenced operations on October 1, 2001.
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
Results of Operations
The returns for the three months ending March 31, 2008 and March 31, 2007 were 1.57% and (5.82)%, respectively.
2008
Of the 2008 year-to-date increase of 1.57%, approximately 1.93% was due to trading gains (before commissions) and approximately 0.68% was due to interest income offset by approximately 1.04% due to brokerage fees, performance fees, operating costs and offering costs borne by the Trust. An analysis of the 1.93% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	2.85%
Currencies	0.27
Commodities	(0.10)
Interest Rates	(1.09)

1.93%

The 2007 credit crisis proceeded into 2008 with more write-downs, more credit downgrades, and a growing realization that sub-prime issues will have broader and longer-lasting impacts than initially suspected. Considerable “stress” across global equity markets benefited the Trust’s trading in January, which significantly offset losses stemming from the currency sector.  Weak domestic economic data caused the Federal Open Market Committee of the U.S. Federal Reserve to cut short-term rates by a total of 1.25% during the month, which included an unprecedented 0.75% emergency cut.  The S&P 500 recorded one of its worst performances for January in the history of the index. Currency trading in early January proved difficult as market-wide risk reduction was observed in several key crosses and the dynamics of high yielders were mixed amid changing short-term interest rates. Trading in fixed income produced slightly negative results as gains from the short end of the curve were offset by losses on the long end.  Mid-month recession fears, weak housing data and a gloomy Bernanke testimony caused the curve to steepen substantially. Small gains were recorded in energy trading, while precious metals trading was positive and base metals trading was negative. Overall, the Trust finished the month with a slight loss.
In February, the U.S. Dollar weakened against all major currencies (except the British Pound) as U.S. economic data generally disappointed, stagflation concerns grew, and U.S. rate expectations declined dramatically. The Trust’s currency trading benefited from the U.S. Dollar decline to new lows, along with the Euro’s break to an all-time high and a more than 4% gain by the Australian Dollar. Additional gains were recorded in the equity indices sector as the S&P 500, Dow and Nasdaq indices continued the 2008 downslide that started in January. These two sectors were the main contributors to the Trust’s overall gain for the month. Consumer confidence fell to a 16-year low amid an ongoing drop in the value of real estate and a surge in residential foreclosures. The Trust’s trading in fixed income was relatively flat as recession fears and credit losses continued to grow, causing a steepening in the curve. The energy and metals sectors were also flat despite the continued speculative rally in precious and base metals and crude oil.
In March, the Trust’s trading resulted in a small gain. The U.S. Federal Reserve’s continued market intervention was rewarded at the end of March when U.S. stocks recovered from mid-month declines to finish flat for the month but still significantly negative year to date. The Trust’s gains were primarily from short positions in Asian and European equity indices as equity markets continued their downward direction. Ongoing uncertainty in the banking sector, coupled with negative sentiment on global growth continued to weigh on investor confidence. Some gains were recorded in the currency markets from long positions in the Euro as the Dollar continued to weaken during the month on lower U.S. yields and commodity market extensions. The fixed income sector had trading losses, primarily in Europe, as initial mid-month profits from the flight to quality were given back when market fears subsided at month-end. Marginal losses were also recorded in the commodity markets as energies came off their highs in the middle of the month to finish flat, while base metals continued to be fueled by U.S. Dollar price action.

2007
Of the 2007 year-to-date decrease of 5.82%, approximately 5.97% was due to trading losses (before commissions) and 1.05% due to brokerage fees, performance fees and operating cost and offering costs borne by the Trust offset by approximately 1.20% due to interest income. An analysis of the 5.97% trading losses by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	0.60%
Commodities	(1.20)
Interest Rates	(2.01)
Currencies	(3.36)

(5.97)%

The first quarter of 2007 demonstrated how market perceptions on the global macroeconomic environment can drastically change during a quarter. Fixed income was initially a driver in performance as a result of the acceleration of global economic momentum, but ultimately resulted in overall losses for the quarter. The global growth environment turned into a flight to quality from risky assets, sponsored by former Federal Reserve Chairman Alan Greenspan’s comments about a recession by year end and the whipsaw activity experience in fixed income. Currency trading followed a similar path of fixed income (initial gains and overall quarterly losses); initial gains from currency crosses were generated from unexpected rate hikes by the Bank of England in the beginning of the quarter but were wiped out by the liquidations of Yen-based carry trades in February, followed by whipsaw activity at the end of quarter. The Trust’s equity indices initially bucked the trend of fixed income and currency with gains coming from our fundamental models and strong M&A activity, but ultimately succumbed to an overall quarterly loss. Energy losses were driven by price declines in January on inventory build-ups due to warmer than average temperatures, but finished the last two months of the quarter basically flat. Global economic worries that were sparked at the end of February continued through the early part of March. All major market sectors experienced increased volatility accompanied by sharply higher short-term correlation. Whipsaw activity in currencies, interest rates and equities indices led to negative performance in all of these sectors, acting as the primary drivers of March losses. Risk levels for the Trust were reduced early in March in response to market conditions, and were restored to normal levels as conditions warranted.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2008 and December 31, 2007 and the trading gains/losses by market category for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	0.86%	(1.09)%
Currencies	0.85%	0.27%
Stock Indices	0.82%	2.85%
Commodities	0.16%	(0.10)%

Aggregate/Total	1.41%	1.93%

* -     The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector.  The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.
** -   Of the return for the three months ended March 31, 2008, approximately 1.93% was due to trading gains (before commissions) and approximately 0.68% of interest income offset by approximately 1.04% due to brokerage fees, operating costs and offering costs borne by the Trust giving a net return of 1.57%.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	(7.17)%
Stock Indices	0.51%	(2.53)%
Interest Rates	0.42%	1.10%
Commodities	0.22%	(2.72)%

Aggregate/Total	1.72%	(11.32)%

* -     The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector.  The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.
** -   Of the return for the year ended December 31, 2007, approximately 11.32% was due to trading losses (before commissions) and approximately 4.91% due to brokerage fees, performance fees and operating and offering costs borne by the Trust offset by approximately 4.56% of interest income giving a net return of (11.67)%.
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
     The following were the primary trading risk exposures of the Trust as of March 31, 2008, by market sector.
Currencies
     Exchange rate risk can be a significant market exposure of the Trust. The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust’s currency sector will change significantly in the future.
Interest Rates
     Interest rate risk can be a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary rate exposure of the Trust for the foreseeable future. The changes in interest rates which have the most effect on the Trust are changes in long-term, as opposed to short-term rates. Most of the speculative positions held by the Trust are in medium- to long-term instruments.
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
     The following were the primary non-trading risk exposures of the Trust as of March 31, 2008.
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
Item 4T. Controls and Procedures
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

CAMPBELL ALTERNATIVE ASSET TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Owner

Date: May 15, 2008	By:	/s/ Theresa D. Becks Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E 2 – E 3
31.02	Certification by Senior Vice President of Accounting and Finance	E 4 – E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Senior Vice President of Accounting and Finance	E 7

E 1