Form 10-Q
period 2008-06-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2008-08-14
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Total number of Pages: 31

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of June 30, 2008 (Unaudited) and December 31, 2007	3-6

Statements of Financial Condition as of June 30, 2008 (Unaudited) and December 31, 2007	7

Statements of Operations for the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)	8

Statements of Cash Flows for Six Months Ended June 30, 2008 and 2007 (Unaudited)	9

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	10

Financial Highlights for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-23

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23-29

Item 4T. Controls and Procedures	29

PART II — OTHER INFORMATION	30

Item 6. Exhibits and Reports on Form 8-K	30

SIGNATURES

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2008 (Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Value ($)	Asset Value

$18,500,000	07/03/2008	U.S. Treasury Bills	$18,498,181	48.22%
$10,000,000	07/24/2008	U.S. Treasury Bills	$9,991,375	26.04%
$4,000,000	07/17/2008	U.S. Treasury Bills	$3,997,244	10.42%

Total United States government securities
(cost, including accrued interest, - $32,486,800)			$32,486,800	84.68%

LONG FUTURES CONTRACTS

Description
Energy	$108,200	0.28%
Metals	$3,590	0.01%
Stock indices	$(46,518)	(0.12)%
Short-term interest rates	$917	0.00%
Long-term interest rates	$119,994	0.31%

Total long futures contracts	$186,183	0.48%

SHORT FUTURES CONTRACTS

Description
Metals	$(30,225)	(0.08)%
Stock indices	$1,075,333	2.80%
Short-term interest rates	$175,163	0.46%
Long-term interest rates	$(29,613)	(0.08)%

Total short futures contracts	$1,190,658	3.10%

Total futures contracts	$1,376,841	3.58%

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2008 (Unaudited)

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$452,670	1.18%
Various short forward currency contracts	$(274,817)	(0.72)%

Total forward currency contracts	$177,853	0.46%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid - $12,224)	$13,442	0.04%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received - $7,217)	$(7,464)	(0.02)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007

UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Value ($)	Asset Value

$12,000,000	02/07/2008	U.S. Treasury Bills	$11,953,750	32.94%
$10,000,000	02/28/2008	U.S. Treasury Bills	$9,953,278	27.43%
$8,000,000	01/03/2008	U.S. Treasury Bills	$7,998,289	22.04%
$4,000,000	01/24/2008	U.S. Treasury Bills	$3,990,442	11.00%

Total United States government securities
(cost, including accrued interest - $33,895,759)			$33,895,759	93.41%
				%

LONG FUTURES CONTRACTS

Description
Energy	$89,355	0.25%
Metals	$37,694	0.10%
Stock indices	$105,504	0.29%
Short-term interest rates	$46,265	0.13%
Long-term interest rates	$37,652	0.10%
Total long futures contracts	$316,470	0.87%

SHORT FUTURES CONTRACTS

Description
Energy	$(72,904)	(0.20)%
Metals	$(9,992)	(0.03)%
Stock indices	$(4,422)	(0.01)%
Short-term interest rates	$(48,238)	(0.13)%
Long-term interest rates	$16,596	0.05%
Total short futures contracts	$(118,960)	(0.32)%

Total futures contracts	$197,510	0.55%
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007

	Values ($)	% of Net Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$(604,943)	(1.67)%
Various short forward currency contracts	$(205,499)	(0.57)%

Total forward currency contracts	$(810,442)	(2.24)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid - $74,159)	$50,330	0.14%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received - $41,845)	$(19,355)	(0.05)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2008 (Unaudited) and December 31, 2007

	June 30,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$3,358,013	$2,538,672
United States government securities	28,489,556	29,905,317
Net unrealized gain (loss) on open futures contracts	1,376,841	197,510

Total equity in broker trading accounts	33,224,410	32,641,499

Cash	1,159,945	1,652,920
United States government securities	3,997,244	3,990,442
Options purchased, at fair value (premiums paid - $12,224 and $74,159, respectively)	13,442	50,330
Net unrealized gain (loss) on open forward currency contracts	177,853	(810,442)
Interest receivable	7,590	7,894
Subscriptions receivable	0	33,938
Prepaid expenses	2,309	0

Total assets	$38,582,793	$37,566,581

LIABILITIES
Accounts payable	$36,409	$38,549
Brokerage fee	32,617	37,041
Options written, at fair value (premiums received - $7,217 and $41,845, respectively)	7,464	19,355
Accrued commissions and other trading fees on open contracts	3,086	7,946
Offering costs payable	10,300	11,697
Redemptions payable	129,803	1,163,237

Total liabilities	219,679	1,277,825

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner - 1,413.580 units outstanding at June 30, 2008 and December 31, 2007	2,426,537	2,266,803
Other Unitholders - 20,934.852 and 21,216.063 units outstanding at June 30, 2008 and December 31, 2007	35,936,577	34,021,953

Total unitholders’ capital (Net Asset Value)	38,363,114	36,288,756

Total liabilities and unitholders’ capital (Net Asset Value)	$38,582,793	$37,566,581

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Month Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(441,008)	$3,519,671	$770,891	$3,297,217
Change in unrealized	1,815,493	621,547	1,179,330	(247,680)
Brokerage commissions	(13,279)	(27,215)	(27,334)	(46,038)

Net gain (loss) from futures trading	1,361,206	4,114,003	1,922,887	3,003,499

Forward currency and options on forward currency trading gains (losses)
Realized	838,094	71,838	(35,482)	(216,080)
Change in unrealized	(15,984)	992,474	990,605	(180,402)
Brokerage commissions	1,863	(10,194)	176	(19,239)

Net gain (loss) from forward currency and options on forward currency trading	823,973	1,054,118	955,299	(415,721)

Total net trading gain (loss)	2,185,179	5,168,121	2,878,186	2,587,778

INTEREST INCOME NET OF EXPENSES
Income
Interest income	146,813	516,061	398,354	1,022,283

Expenses
Brokerage fee	262,900	306,670	526,626	606,493
Performance fee	0	269,374	0	270,167
Operating expenses	24,033	34,881	45,235	53,682

Total expenses	286,933	610,925	571,861	930,342

Interest income net of expenses	(140,120)	(94,864)	(173,507)	91,941

NET INCOME (LOSS)	$2,045,059	$5,073,257	$2,704,679	$2,679,719

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$91.39	$218.05	$119.83	$114.44

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$87.87	$214.11	$113.00	$108.39

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$2,704,679	$2,679,719
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(2,169,935)	428,082
(Increase) decrease in option premiums paid	61,935	(36,495)
Increase (decrease) in option premiums received	(34,628)	20,626
(Increase) decrease in interest receivable	304	(10,617)
(Increase) decrease in prepaid expenses	(2,309)	(7,500)
Increase (decrease) in accounts payable and accrued expenses	(11,424)	83,881
Net maturities (purchases) of investments in United States government securities	1,408,958	(801,027)

Net cash from (for) operating activities	1,957,580	2,356,669

Cash flows from (for) financing activities
Addition of units	1,471,696	1,651,219
Redemption of units	(2,935,211)	(2,513,485)
Offering costs paid	(167,699)	(192,468)

Net cash from (for) financing activities	(1,631,214)	(1,054,734)

Net increase (decrease) in cash	326,366	1,301,935

Cash
Beginning of period	4,191,592	6,103,050

End of period	$4,517,958	$7,404,985

End of period cash consists of:
Cash in broker trading accounts	$3,358,013	$6,185,671
Cash	1,159,945	1,219,314

Total end of period cash	$4,517,958	$7,404,985

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Unitholders’ Capital
	Managing owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2008

Balances at December 31, 2007	1,413.580	$2,266,803	21,216.063	$34,021,953	22,629.643	$36,288,756

Net income (loss) for the six months ended June 30, 2008		170,149		2,534,530		2,704,679
Additions	0.000	0	887.489	1,437,758	887.489	1,437,758
Redemptions	0.000	0	(1,168.700)	(1,901,777)	(1,168.700)	(1,901,777)
Offering costs		(10,415)		(155,887)		(166,302)

Balances at June 30, 2008	1,413.580	$2,426,537	20,934.852	$35,936,577	22,348.432	$38,363,114

Six Months Ended June 30, 2007

Balances at December 31, 2006	1,413.580	$2,566,397	22,200.336	$40,305,318	23,613.916	$42,871,715

Net income (loss) for the six months ended June 30, 2007		164,782		2,514,937		2,679,719
Additions	0.000	0	739.939	1,341,286	739.939	1,341,286
Redemptions	0.000	0	(1,237.372)	(2,226,827)	(1,237.372)	(2,226,827)
Offering costs		(11,564)		(179,961)		(191,525)

Balances at June 30, 2007	1,413.580	$2,719,615	21,702.903	$41,754,753	23,116.483	$44,474,368

Net Asset Value per Managing Owner and Other Unitholders’ Unit
June 30, 2008	December 31, 2007	June 30, 2007	December 31, 2006

$1,716.59	$1,603.59	$1,923.92	$1,815.53

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2008 and 2007
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended		Three Months Ended
	June 30		June 30,
	2008	2007	2008	2007
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,628.72	$1,709.81	$1,603.59	$1,815.53

Income (loss) from operations:
Total net trading gains (losses) (1)	97.84	222.35	128.06	112.64
Interest income net of expenses (1)	(6.26)	(4.08)	(7.69)	3.93

Total net income (loss) from operations	91.58	218.27	120.37	116.57

Offering costs(1)	(3.71)	(4.16)	(7.37)	(8.18)

Net asset value per unit at end of period	$1,716.59	$1,923.92	$1,716.59	$1,923.92

Total Return (3)	5.40%	12.52%	7.05%	5.97%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.13%	3.25%	3.12%	3.12%
Performance fee (3)	0.00%	0.64%	0.00%	0.64%

Total expenses	3.13%	3.89%	3.12%	3.76%

Interest income net of expenses (2),(4),(5)	(1.53)%	1.66%	(0.95)%	1.71%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses are shown as a positive percentage when interest income exceeds expenses excluding the performance fee for the period and a negative number when expenses exceed interest income for the period.
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At June 30, 2008 and December 31, 2007, the 401(K) Plan held approximately 65% and 60% of the Trust’s outstanding units, respectively.

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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
The Trust adopted the provisions of Statement of Financial Accounting Statement No. 157 — “Fair Value Measurement”, or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the six-month period ended June 30, 2008, the Trust did not have any Level 3 assets or liabilities.
The following table sets forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a reoccurring basis as of June 30, 2008.

	Fair Value at June 30, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$32,486,800	$0	$32,486,800
Other Financial Instruments
Exchange-traded futures contracts	1,376,841	0	0	1,376,841
Forward currency contracts	0	177,853	0	177,853
Options purchased	0	13,442	0	13,442
Options written	0	(7,464)	0	(7,464)

Total	$1,376,841	$32,670,631	$0	$34,047,472

D.	Income Taxes

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
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

Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), to the Trust, and has determined that FIN 48 does not have a material impact on the Trust’s financial statements. The Trust files federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At June 30, 2008 and December 31, 2007, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $10,300 and $11,697, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At June 30, 2008 and December 31, 2007, the amount of unreimbursed offering costs incurred by Campbell & Company is $ 172,377 and $235,984, respectively.

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
Note 2. MANAGING OWNER AND COMMODITY TRADING ADVISOR

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
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
Note3. TRUSTEE
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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated Trusts available. It is possible that the recovered amount could be less than total cash and other property deposited.
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2008 and December 31, 2007 was $32,486,800 and $33,895,759, respectively, which equals 85% and 93% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2008 and December 31, 2007 was $1,101,002 and $1,644,730, respectively, which equals 3% and 5% of Net Asset Value, respectively. These amounts are included in cash. There was no restricted cash at June 30, 2008 or December 31, 2007.
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
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30, 2008	December 31, 2007	June 30, 2008	December 31 , 2007
Gross unrealized gains	$1,636,590	$470,224	$718,159	$742,233

Gross unrealized losses	(259,749)	(272,714)	(539,335)	(1,554,014)

Net unrealized gain (loss)	$1,376,841	$197,510	$178,824	$(811,781)

Open contracts generally mature within three months; as of June 30, 2008, the latest maturity date for open futures contracts is March 2009, the latest maturity date for open forward currency contracts is September 2008, and the latest expiry date for options on forward currency contracts is July 2008. However, the Trust intends to close all futures and forward currency contracts prior to maturity.
Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
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
Note 9. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of June 30, 2008, the statements of operations and financial highlights for the three months and six months ended June 30, 2008 and 2007, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2008, and the results of operations and financial highlights for the three months and six months ended June 30, 2008 and 2007, and cash flows and changes in unitholders’ capital for the six months ended June 30, 2008 and 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $35,669,729 have been accepted during the continuing offering period as of June 30, 2008. Redemptions over the same time period total $31,076,339. The Trust commenced operations on October 1, 2001.
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
Results of Operations
The returns for the six months ending June 30, 2008 and June 30, 2007 were 7.05% and 5.97%, respectively.
2008
Of the 2008 year-to-date increase of 7.05%, approximately 8.05% was due to trading gains (before commissions) and approximately 1.09% was due to interest income offset by approximately 2.09% due to brokerage fees, performance fees, operating costs and offering costs borne by the Trust. An analysis of the 8.05% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	5.03%

Currencies	2.60

Commodities	2.82

Interest Rates	(2.40)

8.05%

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
In March, the Trust’s trading resulted in a small gain. The U.S. Federal Reserve’s continued market intervention was rewarded at the end of March when U.S. stocks recovered from mid-month declines to finish flat for the month but still significantly negative year to date. The Trust’s gains were primarily from short positions in Asian and European equity indices as equity markets continued their downward direction. Ongoing uncertainty in the banking sector, coupled with negative sentiment on global growth continues to weigh on investor confidence. Some gains were recorded in the currency markets from long positions in the Euro as the Dollar continued to weaken during the month on lower U.S. yields and commodity market extensions. Fixed income had trading losses, primarily in Europe, as initial mid-month profits from the flight to quality were given back when market fears subsided at month-end. Marginal losses were also recorded in the commodity markets as energies came off their highs in the middle of the month to finish flat, while base metals continued to be fueled by U.S. Dollar price action.

The Trust’s trading in the foreign exchange sector produced gains in April, primarily as a result of the U.S. Dollar rally against key funding currencies, despite a generally weak global economy. Minimal gains were recorded in the commodities sector as the Trust’s technical models took advantage of escalating prices as access to petroleum supply continues to tighten. Losses were recorded in both the interest rates and equity indices sectors as prior trends reversed their course. U.S. Treasury prices declined in a technical break as curve flattening continued. Global equity prices reversed their downward trend amid the optimistic belief that the worst news had passed.
The Trust’s momentum-based models were well positioned in May for gains in the energy sector as the price of WTI Crude breached new technical levels, touching $135 per barrel mid-month. While commodity exposure has been relatively light for the Trust in the past, enhanced technical models are participating more actively in this sector. Foreign exchange models also posted gains this month as high yielding currencies performed well despite range-bound trading of the U.S. Dollar. Enhanced style management techniques enabled the models to successfully modulate risk exposure to carry factors resulting in a profitable outcome. Additional gains came from fixed income as the risk aversion theme continued to fade and inflation concerns grew. Marginal losses were recorded in equity indices as global equity indices, particularly in Europe and Asia, moved sideways due to the ever-changing economic situation in the United States.
In June, equity indices trading produced strong gains for the Trust as short positions benefited from the negative news that roiled markets around the globe. Signs of commodity-based inflation were constantly in the headlines and consumer confidence fell to a 16-year low. In the U.S., the Dow finished its worst performance for the month of June in over 75 years, and European and Asian equities fell in tandem. Additional gains were recorded in interest rates trading, particularly in Europe, in response to the European Central Bank’s increasingly hawkish stance and fears of inflation. Energy trading also contributed as crude oil hit new highs on the back of escalating tensions between Israel and Iran, and amongst OPEC members. Foreign exchange trading results were slightly positive, due to central banks being forced to choose between growth and inflation, driving dollar weakness, and a higher Euro.
2007
Of the 2007 year-to-date increase of 5.97%, approximately 6.36% was due to trading gains (before commissions) and approximately 2.42% due to interest income offset by approximately 2.81% due to brokerage fees, performance fees and operating cost and offering costs borne by the Trust. An analysis of the 6.36% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	5.02%

Stock Indices	4.13

Commodities	(1.78)

Currencies	(1.01)

6.36%

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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2008 and December 31, 2007 and the trading gains/losses by market category for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	0.49%	(2.40)%
Currencies	0.49%	2.60%
Stock Indices	0.56%	5.03%
Commodities	0.33%	2.82%

Aggregate/Total	0.78%	8.05%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the six months ended June 30, 2008, approximately 8.05% was due to trading gains (before commissions) and approximately 1.09% of interest income offset by approximately 2.09% due to brokerage fees, operating costs and offering costs borne by the Trust giving a net return of 7.05%.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	(7.17)%
Stock Indices	0.51%	(2.53)%
Interest Rates	0.42%	1.10%
Commodities	0.22%	(2.72)%

Aggregate/Total	1.72%	(11.32)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2007, approximately 11.32% was due to trading losses (before commissions) and approximately 4.91% due to brokerage fees, performance fees and operating and offering costs borne by the Trust offset by approximately 4.56% of interest income giving a net return of (11.67)%.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Trust as of June 30, 2008, by market sector.
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
     The following were the primary non-trading risk exposures of the Trust as of June 30, 2008.
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

CAMPBELL ALTERNATIVE ASSET TRUST (Registrant)
By:	Campbell & Company, Inc.
Managing Owner

Date: August 14, 2008	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E 2 – E 3
31.02	Certification by Senior Vice President of Accounting and Finance	E 4 – E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Senior Vice President of Accounting and Finance	E 7

E 1