Form 10-Q
period 2008-09-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2008-11-14
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

Total number of Pages: 32

			Page
PART I — FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Schedules of Investments as of September 30, 2008 (Unaudited) and December 31, 2007	3-6

		Statements of Financial Condition as of September 30, 2008 (Unaudited) and December 31, 2007	7

		Statements of Operations for the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	8

		Statements of Cash Flows for Nine Months Ended September 30, 2008 and 2007 (Unaudited)	9

		Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	10

		Financial Highlights for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	11

		Notes to Financial Statements (Unaudited)	12-17

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-24

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25-30

	Item 4T.	Controls and Procedures	30

PART II — OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	31

SIGNATURES

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2008 (Unaudited)

				% of Net
			Values ($)	Asset Value

UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$18,500,000	10/02/2008	U.S. Treasury Bills	$18,499,219	49.75%
$ 3,000,000	10/09/2008	U.S. Treasury Bills	$2,999,900	8.07%

Total United States government securities (cost, including accrued interest, — $21,499,119)			$21,499,119	57.82%

LONG FUTURES CONTRACTS

Description
Energy			$(50,965)	(0.14)%
Metals			$(20,409)	(0.05)%
Stock indices			$(91,338)	(0.25)%
Short-term interest rates			$(5,923)	(0.02)%
Long-term interest rates			$6,796	0.02%

Total long futures contracts			$(161,839)	(0.44)%

SHORT FUTURES CONTRACTS

Description
Energy			$60,594	0.16%
Metals			$20,483	0.06%
Stock indices			$281,227	0.76%
Short-term interest rates			$(161,398)	(0.43)%
Long-term interest rates			$(147,132)	(0.40)%

Total short futures contracts			$53,774	0.15%

Total futures contracts			$(108,065)	(0.29)%

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2008 (Unaudited)

		% of Net
	Values ($)	Asset Value

FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$(859,738)	(2.31)%
Various short forward currency contracts	$14,014	0.04%

Total forward currency contracts	$(845,724)	(2.27)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts
(premiums paid — $7,637)	$8,417	0.02%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts
(premiums received — $4,713)	$(7,213)	(0.02)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007

				% of Net
			Values ($)	Asset Value

UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$12,000,000	02/07/2008	U.S. Treasury Bills	$11,953,750	32.94%
$10,000,000	02/28/2008	U.S. Treasury Bills	$9,953,278	27.43%
$8,000,000	01/03/2008	U.S. Treasury Bills	$7,998,289	22.04%
$4,000,000	01/24/2008	U.S. Treasury Bills	$3,990,442	11.00%

Total United States government securities (cost, including accrued interest, — $33,895,759)			$33,895,759	93.41%

LONG FUTURES CONTRACTS

Description
Energy			$89,355	0.25%
Metals			$37,694	0.10%
Stock indices			$105,504	0.29%
Short-term interest rates			$46,265	0.13%
Long-term interest rates			$37,652	0.10%

Total long futures contracts			$316,470	0.87%

SHORT FUTURES CONTRACTS

Description
Energy			$(72,904)	(0.20)%
Metals			$(9,992)	(0.03)%
Stock indices			$(4,422)	(0.01)%
Short-term interest rates			$(48,238)	(0.13)%
Long-term interest rates			$16,596	0.05%

Total short futures contracts			$(118,960)	(0.32)%

Total futures contracts			$197,510	0.55%

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
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2008 (Unaudited) and December 31, 2007

	September 30,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$16,122,517	$2,538,672
United States government securities	18,499,219	29,905,317
Net unrealized gain (loss) on open futures contracts	(108,065)	197,510

Total equity in broker trading accounts	34,513,671	32,641,499

Cash	753,570	1,652,920
United States government securities	2,999,900	3,990,442
Options purchased, at fair value
(premiums paid — $7,637 and $74,159, respectively)	8,417	50,330
Net unrealized gain (loss) on open forward currency contracts	(845,724)	(810,442)
Interest receivable	9,193	7,894
Subscriptions receivable	0	33,938
Prepaid expenses	4,155	0

Total assets	$37,443,182	$37,566,581

LIABILITIES
Accounts payable	$53,837	$38,549
Brokerage fee	30,509	37,041
Options written, at fair value
(premiums received — $4,713 and $41,845, respectively)	7,213	19,355
Accrued commissions and other trading fees on open contracts	3,525	7,946
Offering costs payable	9,634	11,697
Redemptions payable	154,624	1,163,237

Total liabilities	259,342	1,277,825

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner - 1,413.580 units outstanding at September 30, 2008 and December 31, 2007	2,334,768	2,266,803
Other Unitholders - 21,099.329 and 21,216.063 units outstanding at September 30, 2008 and December 31, 2007	34,849,072	34,021,953

Total unitholders’ capital (Net Asset Value)	37,183,840	36,288,756

Total liabilities and unitholders’ capital (Net Asset Value)	$37,443,182	$37,566,581

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$1,450,320	$(3,471,839)	$2,221,211	$(174,622)
Change in unrealized	(1,484,905)	(644,029)	(305,575)	(891,709)
Brokerage commissions	(17,807)	(11,331)	(45,141)	(57,369)
Net gain (loss) from futures trading

	(52,392)	(4,127,199)	1,870,495	(1,123,700)

Forward currency and options on forward currency trading gains (losses)
Realized	(137,628)	(1,884,766)	(173,110)	(2,100,846)
Change in unrealized	(1,026,268)	(419,780)	(35,663)	(600,182)
Brokerage commissions	(1,230)	(4,975)	(1,054)	(24,214)

Net gain (loss) from forward currency and options on forward currency trading	(1,165,126)	(2,309,521)	(209,827)	(2,725,242)

Total net trading gain (loss)	(1,217,518)	(6,436,720)	1,660,668	(3,848,942)

INTEREST INCOME NET OF EXPENSES
Income
Interest income	145,542	469,193	543,896	1,491,476

Expenses
Brokerage fee	267,559	274,967	794,185	881,460
Performance fee	0	0	0	270,167
Operating expenses	27,343	20,735	72,578	74,417

Total expenses	294,902	295,702	866,763	1,226,044

Interest income net of expenses	(149,360)	173,491	(322,867)	265,432

NET INCOME (LOSS)	$(1,366,878)	$(6,263,229)	$1,337,801	$(3,583,510)

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)	$(61.14)	$(270.61)	$59.46	$(153.63)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$(64.92)	$(274.75)	$48.08	$(166.36)

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$1,337,801	$(3,583,510)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	341,238	1,491,891
(Increase) decrease in option premiums paid	66,522	(11,453)
Increase (decrease) in option premiums received	(37,132)	6,194
(Increase) decrease in interest receivable	(1,299)	8,911
(Increase) decrease in prepaid expenses	(4,155)	(3,750)
Increase (decrease) in accounts payable and accrued expenses	4,335	(41,470)
Net sales maturities (purchases) of investments in United States government securities	12,396,640	(326,411)

Net cash from (for) operating activities	14,103,950	(2,459,598)

Cash flows from (for) financing activities
Addition of units	2,130,678	2,079,679
Redemption of units	(3,297,276)	(2,896,836)
Offering costs paid	(252,857)	(281,653)

Net cash from (for) financing activities	(1,419,455)	(1,098,810)

Net increase (decrease) in cash	12,684,495	(3,558,408)

Cash
Beginning of period	4,191,592	6,103,050

End of period	$16,876,087	$2,544,642

End of period cash consists of:
Cash in broker trading accounts	$16,122,517	$2,091,512
Cash	753,570	453,130

Total end of period cash	$16,876,087	$2,544,642

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2008

Balances at December 31, 2007	1,413.580	$2,266,803	21,216.063	$34,021,953	22,629.643	$36,288,756

Net income (loss) for the nine months ended September 30, 2008		83,723		1,254,078		1,337,801
Additions	0.000	0	1,282.424	2,096,740	1,282.424	2,096,740
Redemptions	0.000	0	(1,399.158)	(2,288,663)	(1,399.158)	(2,288,663)
Offering costs		(15,758)		(235,036)		(250,794)

Balances at September 30, 2008	1,413.580	$2,334,768	21,099.329	$34,849,072	22,512.909	$37,183,840

Nine Months Ended September 30, 2007

Balances at December 31, 2006	1,413.580	$2,566,397	22,200.336	$40,305,318	23,613.916	$42,871,715

Net income (loss) for the nine months ended September 30, 2007		(218,295)		(3,365,215)		(3,583,510)
Additions	0.000	0	936.688	1,666,815	936.688	1,666,815
Redemptions	0.000	0	(1,369.280)	(2,446,741)	(1,369.280)	(2,446,741)
Offering costs		(16,868)		(261,488)		(278,356)

Balances at September 30, 2007	1,413.580	$2,331,234	21,767.744	$35,898,689	23,181.324	$38,229,923

Net Asset Value per Managing Owner and Other Unitholders’ Unit
September 30, 2008	December 31, 2007	September 30, 2007	December 31, 2006

$ 1,651.67	$1,603.59	$1,649.17	$1,815.53

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2008 and 2007
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,716.59	$1,923.92	$1,603.59	$1,815.53

Income (loss) from operations:
Total net trading gains (losses) (1)	(54.46)	(278.50)	73.58	(165.81)
Interest income net of expenses (1)	(6.68)	7.50	(14.35)	11.38

Total net income (loss) from operations	(61.14)	(271.00)	59.23	(154.43)

Offering costs (1)	(3.78)	(3.75)	(11.15)	(11.93)

Net asset value per unit at end of period	$1,651.67	$1,649.17	$1,651.67	$1,649.17

Total Return (3)	(3.78)%	(14.28)%	3.00%	(9.16)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.13%	2.96%	3.13%	3.10%
Performance fee (3)	0.00%	0.00%	0.00%	0.66%

Total expenses	3.13%	2.96%	3.13%	3.76%

Interest income net of expenses (2),(4),(5)	(1.59)%	1.73%	(1.17)%	1.73%

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
See Accompanying Notes to Financial Statements

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At September 30, 2008 and December 31, 2007, the 401(K) Plan held approximately 66% and 60% of the Trust’s outstanding units, respectively.

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

When the Trust writes an option, an amount equal to the premium received by the Trust is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to -market to reflect the current market value of option written. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
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
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Trust’s exchange-traded futures contracts fall into this category.
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data.
Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the nine-month period ended September 30, 2008, the Trust did not have any Level 3 assets or liabilities.
The following table sets forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a reoccurring basis as of September 30, 2008.

	Fair Value at September 30, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$21,499,119	$0	$21,499,119
Other Financial Instruments
Exchange-traded futures contracts	(108,065)	0	0	(108,065)
Forward currency contracts	0	(845,724)	0	(845,724)
Options purchased	0	8,417	0	8,417
Options written	0	(7,213)	0	(7,213)

Total	$(108,065)	$20,654,599	$0	$20,546,534

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
D.	Income Taxes

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At September 30, 2008 and December 31, 2007, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $9,634 and $11,697, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At September 30, 2008 and December 31, 2007, the amount of unreimbursed offering costs incurred by Campbell & Company is $142,211 and $235,984, respectively.

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
SEPTEMBER 30, 2008 (UNAUDITED)
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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
(for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated Trusts available. It is possible that the recovered amount could be less than total cash and other property deposited.
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2008 and December 31, 2007 was $21,499,119 and $33,895,759, respectively, which equals 58% and 93% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2008 and December 31, 2007 was $479,799 and $1,644,730, respectively, which equals 1% and 5% of Net Asset Value, respectively. These amounts are included in cash. There was no restricted cash at September 30, 2008 or December 31, 2007.
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
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30, 2008	December 31, 2007	September 30, 2008	December 31,2007
Gross unrealized gains	$554,487	$470,224	$718,264	$742,233
Gross unrealized losses	(662,552)	(272,714)	(1,565,709)	(1,554,014)

Net unrealized gain (loss)	$(108,065)	$197,510	$(847,445)	$(811,781)

Open contracts generally mature within three months; as of September 30, 2008, the latest maturity date for open futures contracts is June 2009, the latest maturity date for open forward currency contracts is December 2008, and the latest expiry date for options on forward currency contracts is October 2008. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers which Campbell & Company believes to be creditworthy. The unitholder bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.
Note 8. INDEMNIFICATIONS
In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties which provide general indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.
Note 9. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of September 30, 2008, the statements of operations and financial highlights for the three months and nine months ended September 30, 2008 and 2007, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2008, and the results of operations and financial highlights for the three months and nine months ended September 30, 2008 and 2007, and cash flows and changes in unitholders’ capital for the nine months ended September 30, 2008 and 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $36,328,711 have been accepted during the continuing offering period as of September 30, 2008. Redemptions over the same time period total $31,463,225. The Trust commenced operations on October 1, 2001.
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
The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward contracts and options on forward contacts which are traded in the inter-bank market).
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
Results of Operations
The returns for the nine months ending September 30, 2008 and 2007 were 3.00% and (9.16)%, respectively.
2008
Of the 2008 year-to-date increase of 3.00%, approximately 4.68% was due to trading gains (before commissions) and approximately 1.47% was due to interest income offset by approximately 3.15% due to brokerage fees, performance fees, operating costs and offering costs borne by the Trust. An analysis of the 4.68% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	7.93%
Commodities	0.77
Currencies	(0.55)
Interest Rates	(3.47)

4.68%

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

The Trust’s trading in the foreign exchange sector produced gains in April, primarily as a result of the U.S. Dollar rally against key funding currencies, despite a generally weak global economy. Minimal gains were recorded in the commodities sector as the Trust’s technical models took advantage of escalating prices as access to petroleum supply continued to tighten. Losses were recorded in both the interest rates and equity indices sectors as prior trends reversed their course. U.S. Treasury prices declined in a technical break as curve flattening continued. Global equity prices reversed their downward trend amid the optimistic belief that the worst news had passed.
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
The month of July held two distinct phases for most asset classes, with the overall environment dominated by reversals. The Fund captured profits in equity indices trading early in the month despite late month stabilization, particularly in the U.S. Intra-month swings in global indices were significant. The DJIA and the S&P hit technical bear market territory during the month, while Japanese equities saw the longest back-to-back daily losing streak in 54 years. Equity markets did find their bottom mid-month, after the U.S. announcement of a Government-Sponsored Enterprises (GSE) bail-out plan. Gains earned in equity indices trading offset the majority of losses incurred in interest rates and commodities trading. Lower commodity prices led to position short-covering in the face of reduced inflation worries in the Euro-Zone, pushing bond futures higher. Crude oil declined almost 12% for the month on fears that weakening economic conditions would reduce global demand. Foreign exchange trading finished relatively flat as the Euro hit a new high, commodity-linked currencies fell, and the broad dollar index gained against most major currencies.
The global economic environment in August was dominated by a stronger U.S. dollar and the energy complex falling out of favor. The Fund experienced the majority of its losses for the month in foreign exchange trading as commodity-linked currencies fell in tandem with metal and energy markets. The U.S. Dollar Index posted unusually strong gains of nearly 6%, with other major currencies losing over 3%. The Fund’s currency models reacted with agility, reversing their course and dampening further losses in this sector. Small losses were recorded in commodity trading, despite the severity of the energy and metal complex downturn across the board.

Natural gas led the way for the energy sector with a market price decline of 12.75%, while gold fell to its lowest level in eight months. Gains in interest rates sector were largely driven by foreign central bank activity as they increased purchases of U.S. Treasuries, pushing prices higher for a third straight month. Trading results in equity indices sector were relatively flat despite a positive finish in U.S. equity markets. European markets were mixed in seasonally low volume, while Asia was generally lower. During the month, the Japanese economy continued to show signs of deterioration, the Chinese markets persisted in their relentless plunge lower, sub-prime fallout continued to plague financial markets globally and the U.S. unemployment rate hit a four-year high.
The Fund’s leverage in September was at the lower end of typical commitment levels, which will probably increase again as soon as the market environment stabilizes. Diversification of positions by sector and geography played an important role in dampening losses. Fixed income trading was negative overall with losses incurred at the short-end of the curve, while the long-end gained slightly. Currency trading was also difficult as investors fled high yielding currencies in response to the substantial decline in global equity markets. Minor losses were recorded in commodity trading. As concern over the widening credit crisis came to a boiling point, equity markets in the U.S., Europe and Asia declined sharply, resulting in strong gains in equity index trading.
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

(8.93)%

The first quarter demonstrated how market perceptions on the global macroeconomic environment can drastically change during the quarter. Fixed income was initially a driver in performance as a result of the acceleration of global economic momentum, but ultimately resulted in overall losses for the quarter. The global growth environment turned into a flight to quality from risky assets, sponsored by former Federal Reserve Chairman Alan Greenspan’s comments about a recession by year end, and the whipsaw activity experience in fixed income. Currency trading followed a similar path of fixed income (initial gains and overall quarterly losses); initial gains from currency crosses were generated from unexpected rate hikes by the Bank of England in the beginning of the quarter but were wiped out by the liquidations of Yen-based carry trades in February followed by whipsaw activity at the end of quarter. The Trust’s equity indices initially bucked the trend of fixed income and currency with gains coming from our fundamental models and strong M&A activity, but ultimately succumbed to an overall quarterly loss.

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
The highly unusual market conditions of late July continued almost unabated for the first half of August. The contagion effect throughout the financial system created a confidence and liquidity crisis that also affected the Trust’s portfolio. Major stock, bond, and currency markets globally experienced double digit losses from mid-July to mid-August. For the Trust, while broad exposures to general market risk factors were independently within normal ranges, the unique combination of relatively low market dispersion and low model diversity created inopportune conditions for the Trust’s risk/return profile. The foreign exchange sector proved very difficult in August as the Trust’s technical and macro models were both exposed to high yielding currencies that suffered market value declines of historical proportions in mid-August. Trading in the equity indices sector was also difficult as volatility dominated global stock markets, with the S&P dropping over 8% from its intra-month high only to bounce off of its lows once the Trust’s exposure was reduced. The more balanced fixed income exposure generated flat results with long- and short-end exposure netting. The Trust’s leverage was cut again in mid-August.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2008 and December 31, 2007 and the trading gains/losses by market category for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.18%	(0.55)%
Stock Indices	1.01%	7.93%
Interest Rates	0.81%	(3.47)%
Commodities	0.22%	0.77%

Aggregate/Total	1.66%	4.68%

* -	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** -	Of the return for the nine months ended September 30, 2008, approximately 4.68% was due to trading gains (before commissions) and approximately 1.47% of interest income offset by approximately 3.15% due to brokerage fees, operating costs and offering costs borne by the Trust giving a net return of 3.00%.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	(7.17)%
Stock Indices	0.51%	(2.53)%
Interest Rates	0.42%	1.10%
Commodities	0.22%	(2.72)%

Aggregate/Total	1.72%	(11.32)%

* -	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** -	Of the return for the year ended December 31, 2007, approximately 11.32% was due to trading losses (before commissions) and approximately 4.91% due to brokerage fees, performance fees and operating and offering costs borne by the Trust offset by approximately 4.56% of interest income giving a net return of (11.67)%.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Trust as of September 30, 2008, by market sector.
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
Energy
     The Trust’s primary energy market exposure is to natural gas, crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
     The Trust’s metals market exposure is to fluctuations in the price of copper, gold and zinc.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of September 30, 2008.
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
Item 4. Submissions of Matters to a vote of Security Holders.
     None
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a)      Exhibits

Exhibit
Number	Description of Document
31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports of Form 8-K

None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL ALTERNATIVE ASSET TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Owner

Date: November 14, 2008	By:	/s/Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E 2 – E 3

31.02	Certification by Chief Financial Officer	E 4 – E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1