Form 10-K/A
period 2007-12-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2008-12-17
CIK 1114485

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A Amendment No. 1
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission File Number 0-33311 and 2-84126
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
  Yes ☑    No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

Campbell Alternative Asset Trust (the “Trust”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 28, 2008 (the “Original Form 10-K”) to provide revised Exhibits 31.01 and 31.02.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K and the Trust  has not updated disclosures included therein to reflect any events that occurred subsequent to March 28, 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Document
31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith).

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 17, 2008.

CAMPBELL ALTERNATIVE ASSET TRUST

By:	CAMPBELL & COMPANY, INC. Managing Owner

By:	/s/ Theresa D. Becks Theresa D. Becks Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on December 17, 2008.

Signature	Capacity

/s/ D. Keith Campbell
D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland
Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks
Theresa D. Becks	Chief Executive Officer

/s/ James M. Little
James M. Little	Executive Vice President and Director

/s/ Gregory T. Donovan
Gregory T. Donovan	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 – E3
31.02	Certification by Chief Financial Officer	E 4 – E5