Form 10-Q/A
period 2008-03-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2008-12-17
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

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
Yes ☐      No ☑

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

Campbell Alternative Asset Trust (the “Trust”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission on May 15, 2008 (the “Original Form 10-Q”) to provide revised Exhibits 31.01 and 31.02.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-Q and the Trust has not updated disclosures included therein to reflect any events that occurred subsequent to May 15, 2008.

PART II-OTHER INFORMATION

Item 6.                        Exhibits

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

CAMPBELL ALTERNATIVE ASSET TRUST
(Registrant)

By: Campbell & Company, Inc.
Managing Owner

Date: December 17, 2008	By: /s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 – E 3

31.02	Certification by Chief Financial Officer	E 4 – E 5

E-1