Form 10-Q/A
period 2008-06-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2008-12-17
CIK 1114485

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
Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Campbell Alternative Asset Trust (the “Trust”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, originally filed with the Securities and Exchange Commission on August 14, 2008 (the “Original Form 10-Q”) to provide revised Exhibits 31.01 and 31.02.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-Q and the Trust  has not updated disclosures included therein to reflect any events that occurred subsequent to August 14, 2008.

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