Form 10-K
period 2008-12-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2009-03-31
CIK 1114485

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2008
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
2850 Quarry Lake Drive, Baltimore, Maryland 21209

Registrant’s telephone number, including area code: (410) 413-2600
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
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
Yes ☐ No ☑
The Registrant has no voting stock. As of December 31, 2008 there were 21,958.122 Units of Beneficial Interest issued and outstanding.
Total number of pages 50. Consecutive page numbers on which exhibits commence: 5.

DOCUMENTS INCORPORATED BY REFERENCE — Prospectus dated November 25, 2008 included within the Registration Statement on Post-Effective Amendment No. 11 to Form S-1 (File No. 333-74014), incorporated by reference into Parts I, II, III and IV.

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
          A total of $52,424,655 has been raised in the initial and continuing offering periods through December 31, 2008.
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
          The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Trust’s assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. As of December 2008, the percentage of component risk for each major sector was as follows: 72% to currencies, 9% to stock indices, 18% to interest rates, 1% to metals and energy products. The contracts traded by the Registrant will fluctuate from time to time.
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
The Trust Is Highly Leveraged
     Because the amount of margin funds necessary to be deposited in order to enter into a futures, forward or option contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Trust’s account with face values equal to several times the Trust’s net assets. The ratio of margin to equity is typically 10% to 30%, but can range from 5% to 30%.. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.
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
The Current Markets are Subject to Market Disruptions; Governmental Intervention
The global financial markets are undergoing pervasive and fundamental disruptions which have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies. Confusion and uncertainty have also resulted from the apparent inconsistency which has characterized recent governmental actions. For example, while the Federal Reserve assisted or otherwise intervened with respect to certain distressed financial institutions, it refused to do so for others. Such inconsistency has caused both severe losses for a number of market participants and contributed to the general uncertainty and resulting illiquidity of the markets. Further, the U.S. government’s “bailout” of financial institutions continues to shift as the impact of the current financial crisis is further analyzed. It seems highly likely that the U.S. Congress will require new market restrictions applied to the U.S. financial markets, which may have a material adverse impact on both the future competitiveness of these markets as well as the profit potential of the Trust. Regulations in other jurisdictions also appear likely to take similar action. It is impossible to predict what additional interim or permanent U.S. or non-U.S. governmental restrictions may be imposed on the markets and/or the effect of such restrictions on the Adviser’s strategies. However, the Adviser believes that there is a high likelihood of significantly increased regulation of the financial markets, and that such increased regulation could be materially detrimental to the Trust.

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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase over the past 10 to 15 years in the amount of assets managed by trend-following trading systems like some of the Campbell & Company programs. In 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2007, this estimate had risen to approximately $205 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Trust. It may become more difficult for the Trust to implement its trading strategy if these other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward or option positions, or otherwise alter trading patterns.
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
     All performance information included in the Offering Memorandum is presented on a pre-tax basis; the investors (other than tax-exempt investors) who experienced such performance had to pay the related taxes from other sources.
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
          Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2008, there were 166 Unitholders in the Registrant and 21,958.122 Units of Beneficial Interest outstanding.
          Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.
          The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data
     The following summarized financial information is for the years ended December 31, 2008, 2007, 2006, 2005, and 2004.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Total Assets	$36,668,639	$37,566,581	$43,619,109	$40,221,009	$35,225,567
Total Unitholders’ Capital	35,835,483	36,288,756	42,871,715	39,856,467	34,955,385
Total Net Trading Gain (Loss) (net of brokerage commissions)	1,568,937	(4,880,807)	2,971,747	5,125,300	5,125,392
Net Income (Loss)	977,473	(4,555,069)	3,250,791	4,799,375	3,249,651
Net Income (Loss) Per Managing Owner and Other Unitholder Unit*	43.49	(195.52)	135.31	204.75	135.90
Increase (Decrease) in Net Asset Value per Managing Owner And Other Unitholder Unit	28.40	(211.94)	123.59	190.55	123.76

*	- Based on weighted average number of units outstanding during the period.
The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2008 and 2007.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2008	2008	2008	2008
Total Net Trading Gain (Loss) (net of brokerage commissions)	$693,007	$2,185,179	$(1,217,518)	$(91,731)
Net Income (Loss)	659,620	2,045,059	(1,366,878)	(360,328)
Net Income (Loss) per Managing Owner and Other Unitholder Unit *	28.97	91.39	(61.14)	(16.08)
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	25.13	87.87	(64.92)	(19.68)
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,628.72	1,716.59	1,651.67	1,631.99

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2007	2007	2007	2007
Total Net Trading Gain (Loss) (net of brokerage commissions)	$(2,580,343)	$5,168,121	$(6,436,720)	$(1,031,865)
Net Income (Loss)	(2,393,538)	5,073,257	(6,263,229)	(971,559)
Net Income (Loss) per Managing Owner and Other Unitholder Unit *	(101.57)	218.05	(270.61)	(41.85)
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	(105.72)	214.11	(274.75)	(45.58)
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,709.81	1,923.92	1,649.17	1,603.59

*	- Based on weighted average number of units outstanding during the period.
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
          The entire offering proceeds, without deductions, will be credited to the Trust’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing cash and U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Trust’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust’s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.
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
Results of Operations
The returns for the years ended December 31, 2008, 2007 and 2006 were 1.77%, (11.67)% and 7.30%, respectively.

2008
For the 2008 increase of 1.77%, approximately 4.43% was due to trading gains (before commissions) and approximately 1.51% due to interest income offset by approximately 4.17% due to brokerage fees, operating costs and offering costs borne by the Trust. An analysis of the 4.43% trading gain by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	9.10%
Commodities	0.35
Currencies	(0.51)
Interest Rates	(4.51)

4.43%

          The first quarter of 2008 began where 2007 left off, with the credit crisis causing more write-downs, more credit downgrades, and a growing realization that sub-prime issues would have broader and longer-lasting impacts than initially suspected. In January, weak economic data caused the Federal Open Market Committee to cut short-term rates by a total of 1.25%, which included an unprecedented 0.75% emergency cut. The S&P 500 recorded one of its worst monthly performances in the history of the index. The Trust’s performance in January was basically flat, with gains in equity indices trading more than offset by losses in currencies and flat performance in fixed income and commodities.
          February saw the U.S. dollar weaken against most major currencies, as U.S. economic data disappointed, stagflation concerns grew and U.S. interest rate expectations declined dramatically. The Trust’s currency trading profited from these moves, generating a positive return for the month. The Trust also recorded gains in equity indices trading, as the S&P 500, Dow, and NASDAQ continued to slide. Overall, the Trust had a positive month, posting a 1.68% gain.
          March brought more Federal Reserve intervention, which resulted in a slight recovery by U.S. stocks from mid-month slides to finish flat for the month, but still significantly negative for the year. The US dollar continued to weaken. The Trust’s performance was close to flat for the month at (0.08)%, with gains in equity indices and currencies offset by losses in commodities and fixed income. The Trust closed the first quarter of 2008 with a year-to-date gain of 1.57%.
          In April, the U.S. Dollar rallied against key funding currencies, despite a generally weak global economy. The Trust realized gains in foreign exchange and commodities. However, those gains were overshadowed by losses in the fixed income and equity indices sectors, as prior trends in both sectors reversed course. For the month of April, the Trust suffered a loss of 2.32%.
          May was a strong month for the Trust. Positive commodity trading led the charge as crude oil breached new technical levels, touching $135 mid-month. Foreign exchange models also posted gains, as high-yielding currencies performed well. These gains, together with modest gains in the fixed income more than offset a loss in equity indices. The Trust achieved a positive return on the month of 2.07%.
          In June the Trust realized its best month of the year, posting a return of 5.26%. Equity indices trading produced strong gains as short positions benefitted from the negative news that roiled the markets around the globe. Signs of commodity-based inflation were constantly in the headlines. Consumer confidence fell to a 16-year low, as U.S., European, and Asian equities markets fell in tandem. Fixed income trading produced additional gains for the Trust, in response to fears of inflation and the ECB’s increasingly hawkish stance. Commodities also posted gains as crude oil hit new highs on the back of increased tensions in the Middle East and among OPEC members. In addition, the Trust had modest gains in foreign exchange sector. The Trust concluded the second quarter with a gain of 5.40% for the quarter, and a year-to-date gain of 7.05%.

          The month of July was characterized by reversals in many asset classes. The Dow and S&P hit technical bear market territory early in the month, while Japanese equities saw their longest back-to-back losing streak in 54 years. Equity markets seemed to find a bottom mid-month after the U.S. announced the Government-Sponsored Enterprises bailout plan. Commodity prices also reversed, with crude oil declining almost 12% on fears that a weakened economy would reduce global demand. The Trust earned profits in equity indices trading. Those gains were offset by losses in fixed income and commodities. All-in, the Trust finished the month with a loss of 1.10%.
          In August, sub-prime fallout continued to plague the global financial markets. The U.S. unemployment rate hit a four-year high. Commodity prices continued to decline, with natural gas leading the way with a decline of 12.75% and gold falling to its lowest level in eight months. The Trust experienced losses in foreign exchange and commodities sectors as currencies linked to commodities fell in tandem with metal and energy markets, while the U.S. Dollar Index posted unusually strong gains. Those losses edged out gains in fixed income, resulting in a loss for the month of 1.37%.
          September saw concern over the widening credit crises come to a boiling point. Equity markets in the U.S., Europe, and Asia declined sharply. Investors fled high-yielding currencies in response to the global decline in equity markets. The Trust posted a loss of 1.36%. Gains in equity indices were offset by losses in foreign exchange, fixed income, and commodities. Diversification of positions by sector and geography played an important role in dampening losses to the Trust, as did a decrease in risk levels across the portfolio. The Trust concluded the third quarter with a loss of 3.78% for the quarter, leaving the year-to-date gain at 3.00%.
          At the time, the month of October seemed like a month to remember, as equity markets around the world plummeted, fueling further anxiety about the length and depth of a global recession and further exacerbating the liquidity, growth, and confidence crisis. With the benefit of hindsight, it was but the beginning of a quarter to remember. For the Trust, the month was about the benefits and disadvantages of diversification. Modest gains in equity indices trading were more than offset by losses in foreign exchange and fixed income, resulting in a loss for the month of 0.91%.
          November brought further global economic panic, as governments around the world continued to announce plans to help bolster sagging economies. The U.S. reversed course on its bailout effort, from buying troubled assets to facilitating lending flow. Economic data reflected another sharp drop in manufacturing, rising unemployment, and the largest drop in retail sales since 1992, prompting wild swings in both equity and bond markets. The Trust maintained a relatively low risk profile during the month, which resulted in marginal losses and gains across the sectors. For the Trust, losses in fixed income offset marginal gains in other sectors, resulting in a loss for the month of 1.07%.
          December saw more of the same on the global economic front. The Trust, however, took advantage of dramatic moves in the British Pound, particularly against the Euro, to achieve gains in foreign exchange. Likewise, fixed income trading was profitable as central banks across the globe continued to lower interest rates on persistent negative data. Overall, the Trust gained 0.80% for December.
          The Trust completed the fourth quarter of 2008, one of the most volatile in market history, with a loss for the quarter of 1.19%, bringing the return for the year to 1.77%.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2008, 2007 and 2006 and the trading gains/losses by market category for the years then ended.

	December 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.51)%
Interest Rates	0.30%	(4.51)%
Stock Indices	0.18%	9.10%
Commodities	0.05%	0.35%

Aggregate/Total	0.60%	4.43%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2008, approximately 4.43% was due to trading gains (before commissions) and approximately 1.51% due to interest income offset by approximately 4.17% was due to brokerage fees, operating costs and offering costs borne by the Trust offset by giving a net return of 1.77%.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	(7.17)%
Stock Indices	0.51%	(2.53)%
Interest Rates	0.42%	1.10%
Metals	0.14%	(0.73)%
Energy	0.08%	(1.99)%

Aggregate/Total	1.72%	(11.32)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2007, approximately 11.32% was due to trading losses (before commissions) and approximately 4.91% due to brokerage fees, performance fees and operating and offering costs borne by the Trust offset by approximately 4.56% of interest income giving a net return of (11.67)%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.98%
Currencies	0.70%	2.22%
Energy	0.39%	(6.58)%
Interest Rates	0.59%	3.07%
Metals	0.17%	2.07%

Aggregate/Total	1.42%	7.76%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2006, approximately 7.76% was due to trading gains (before commissions), approximately 4.70% was due interest income offset by approximately 5.16% due to brokerage fees, performance fees and operating and offering costs borne by the Trust giving a net return of 7.30%.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Trust as of December 31, 2008, by market sector.
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of December 31, 2008.
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
Item 8. Financial Statements and Supplementary Data
     Financial statements meeting the requirements of Regulation S-X appear beginning on Page 33 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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
Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, the Trust’s internal control over financial reporting was effective.
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

Item 9B. Other Information
     There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2008.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing owner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:
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
     Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as President and Chief Executive Officer since April 2007, Secretary since May 1992, a Director since January 1994, and was Chief Financial Officer and Treasurer until July 2008. Ms. Becks is also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and Trustee, President and Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company. Ms. Becks served as a member of the Board of Directors of the Managed Funds Association from November 2002 to November 2006. From December 1987 to June 1991, she was employed by Bank Maryland Corp, a publicly held company, as a Vice President and Chief Financial Officer. From September 1985 to December 1987, she worked with the public accounting firm Ernst & Young as a C.P.A. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective May 7, 1999, March 10, 1993 and April 21, 1999, respectively. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively.
     D. Keith Campbell, born in 1942, has served as the Chairman of the Board of Directors of Campbell & Company since it began operations, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective October 29, 1997, September 29, 1978 and September 29, 1997, respectively. Mr. Campbell became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.

     Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as Vice Chairman of the Board of Directors of Campbell & Company since April 2007, was President from January 1994 to April 2007, and Chief Executive Officer from January 1998 to April 2007. Until April 2007, Mr. Cleland was also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. Mr. Cleland has worked in the international derivatives industry for over thirty years, and has owned and managed firms engaged in global clearing, floor brokerage, trading and portfolio management. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Funds Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective December 15, 1993, September 15, 1993 and December 15, 1993, respectively. Mr. Cleland became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Cleland was a registered Associated Person and NFA Associate Member with Campbell & Company Investment Adviser LLC from December 2005 to April 2007.
     Gregory T. Donovan, born in 1972, joined Campbell & Company in October 2006 and has served as Chief Financial Officer and Treasurer of Campbell & Company since July 2008, and was Senior Vice President of Accounting and Finance from October 2006 to July 2008. His duties include oversight of accounting and finance functions and review of accounting policies and procedures. Mr. Donovan is also the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services serving as Director in the Financial and Economic Consulting Practice. From May 1998 until November 2003, Mr. Donovan was employed by KPMG LLP in which he served in the capacity of Manager in the Forensic and Litigation Services Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective July 5, 2007, May 9, 2007 and July 2, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.
     Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, was appointed Deputy Manager of Trading in September 2004 and has served as Vice President and Director of Trading since June 2006. His duties include managing daily trade execution for the assets under Campbell & Company’s management. From October 1999 to July 2000, Mr. Harris worked as a futures and options broker for Refco Inc. (NY). From May 1997 to October 1999, he worked in the Sales and Product Development groups at Morgan Stanley Managed Futures. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective September 21, 2000, June 15, 2006 and August 19, 2000, respectively.
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

     Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Chief Investment Officer and Director of Research since July 2007, was Executive Vice President-Research from March 2003 to June 2007 and Chief Operating Officer from June 2005 to June 2007. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. Mr. Heerdt is also the Vice President and Chief Investment Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 to March 2003, he was the sole proprietor of Integrity Consulting, a start-up business consulting firm. From December 1990 to February 2002, Mr. Heerdt worked for Moore Capital Management, Inc., a private investment management firm, and its affiliates, where he was a Director and a Managing Director. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective April 15, 2003, April 15, 2003 and April 1, 2003, respectively. Mr. Heerdt became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively.
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
     Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director – Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Prior to joining Campbell, Ms. Wills-Zapata was a Managing Director of DB Advisors LLC, and affiliates, from September 2002 to December 2005, where she was responsible for distribution of Deutsche Bank’s single manager hedge fund platform. Ms. Wills-Zapata was registered as an Associated Person from January 2005 to December 2005 with DB Capital Advisers Inc., from February 2003 to January 2005 with DB Advisors LLC, and from November 2002 to February 2003 with Deutsche Bank Securities Inc. Ms. Wills-Zapata was listed as a Principal with DB Advisors LLC from February 2003 to February 2004. Ms. Wills-Zapata was an NFA Associate Member from December 2004 to December 2005 with DB Capital Advisers Inc., from January 2003 to January 2005 with DB Advisors LLC, and from November 2002 to February 2003 with Deutsche Bank Securities, Inc. From April 1995 to September 2002, Ms. Wills-Zapata was employed by Dominion Capital Management, Inc., a global money management firm specializing in financial derivatives portfolios, where she served as a Principal and Executive Vice President. Ms. Wills-Zapata was registered as an Associated Person and listed as a Principal and NFA Associate Member with Dominion Capital Management, Inc. from April 1995 to September 2002, from November 1999 to September 2002, and from April 1995 to September 2002, respectively. From December 1993 to April 1995, Ms. Wills-Zapata was employed by R.J. O’Brien & Associates, Inc., an independent futures brokerage firm, as an Executive Vice President. Ms. Wills-Zapata was registered as an Associated Person and listed as an NFA Associate Member with R.J. O’Brien & Associates, Inc. from March 1995 to June 2000. Ms. Wills-Zapata is currently a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective March 27, 2006, July 21, 2008 and March 27, 2006, respectively. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.

     James M. Little, born in 1946, joined Campbell & Company in April 1990 and has served as Executive Vice President-Business Development and a Director since December 1992. Mr. Little is also the Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From March 1989 to April 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc., a national full service brokerage firm. From January 1984 to March 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little was registered as an Associated Person and listed as a Principal with James Little & Associates, Inc. from February 1985 to May 1994 and as an NFA Associate Member from August 1985 to May 1994. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective August 7, 1992, April 19, 1993 and August 7, 1992, respectively. Mr. Little became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively. Mr. Little retired at the end of 2008.
Audit Committee Financial Expert
The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Trust, has determined that Theresa D. Becks qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.
Code of Ethics
Campbell & Company has adopted a code of ethics for its chief executive officer, chief financial officer, director of fund accounting, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, 2850 Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2008, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company. As of December 31, 2008, the following beneficial owners owned more than five percent of the Units:

Name of Beneficial	Number of Units	Percentage of
Owner	Owned	Trust
Campbell & Company, Inc. 401(k) Plan	14,824.733	67.51%
Campbell & Company, Inc.	1,413.580	6.44%
(b)	Security Ownership of Management. As of December 31, 2008, Campbell & Company owned 1,413.580 Units of Managing Owner Interest having a value of $2,306,948. Units of Managing Owner Interest will always be owned by Campbell & Company in its capacity as managing owner.

Item 13. Certain Relationships and Related Transactions
See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.
Item 14. Principal Accounting Fees and Services
     The principle accountant for the year ended December 31, 2008 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principle accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2008 and 2007 were $60,050 and $64,000, respectively.

(b)	Audit Related Fees

None.

(c)	Tax Fees

None.

(d)	All Other Fees

None.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 33 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibit

Exhibit Number	Description of Document

1.01	Selling Agreement among the Registrant, Campbell & Company, PaineWebber Incorporated and the Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

1.02	Additional Selling Agreement among the Registrant, Campbell & Company and the Additional Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

3.01	Declaration of Trust and Trust Agreement of the Registrant dated May 1, 2000. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on May 22, 2000).

3.02	Certificate of Trust of the Registrant. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on November 9, 2000).

3.03	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 11 to Form S-1 (No. 333-74014) filed on November 25, 2008).

10.01	Customer Agreement between the Registrant and Paine Webber Incorporated. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

10.02	Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 11 to Form S-1 (No. 333-74014) filed on November 25, 2008).

10.03	Escrow Agreement between the Registrant and Mercantile Safe Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

10.04	International Swap Dealers Association, Inc. Master Agreement between the Registrant and ABN AMRO Bank, N.V., Chicago Branch. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 1 to Form S-1 (No. 333-74014) filed on December 12, 2002).

10.05	International Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001.)

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

CAMPBELL ALTERNATIVE ASSET TRUST

By:	CAMPBELL & COMPANY, INC. Managing Owner

By:	/s/ Theresa D. Becks Theresa D. Becks
Chief Executive Officer, President, Secretary, and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2009.

Signature	Capacity

/s/ D. Keith Campbell D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks Theresa D. Becks	Chief Executive Officer, President, Secretary, and Director

/s/ Gregory T. Donovan Gregory T. Donovan	Chief Financial Officer and Treasurer

CAMPBELL ALTERNATIVE ASSET TRUST
ANNUAL REPORT
December 31, 2008

CAMPBELL ALTERNATIVE ASSET TRUST
TABLE OF CONTENTS

PAGES

Reports of Independent Registered Public Accounting Firms

Deloitte & Touche LLP	36

Financial Statements

Condensed Schedules of Investments December 31, 2008 and 2007	37-40

Statements of Financial Condition December 31, 2008 and 2007	41

Statements of Operations For the Years Ended December 31, 2008, 2007 and 2006	42

Statements of Cash Flows For the Years Ended December 31, 2008, 2007 and 2006	43

Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2008, 2007 and 2006	44

Financial Highlight	45

Notes to Financial Statements	46-49

CAMPBELL ALTERNATIVE ASSET TRUST
AFFIRMATION OF THE COMMODITY POOL OPERATOR
DECEMBER 31, 2008
To the best of the knowledge and belief of the undersigned, the information contained in the Annual Report for the year ended December 31, 2008 is accurate and complete.

Theresa D. Becks
Chief Executive Officer Campbell & Company, Inc., Managing Owner
CAMPBELL ALTERNATIVE ASSET TRUST

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, NJ 08540
USA
Tel: +1 609 514 3600
Fax: +1 609 514 3603
www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of
Campbell Alternative Asset Trust
We have audited the accompanying statements of financial condition of Campbell Alternative Asset Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2008 and 2007, and the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2008. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Alternative Asset Trust as of December 31, 2008 and 2007, the results of its operations, cash flows, changes in its unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Member of
March 23, 2008	Deloitte Touche Tohmatsu

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2008

% of Net
	Values ($)	Asset Value

UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$1,100,000	01/02/2009	U.S. Treasury Bills	$1,100,000	3.07%

Total United States government securities (cost, including accrued interest, — $1,100,000)			$1,100,000	3.07%

LONG FUTURES CONTRACTS

Description
Stock indices	$11,598	0.03%
Short-term interest rates	$46,855	0.13%
Long-term interest rates	$62,096	0.17%

Total long futures contracts	$120,549	0.33%

SHORT FUTURES CONTRACTS

Description
Energy	$(8,848)	(0.03)%
Metals	$(22,893)	(0.06)%
Stock indices	$(40,610)	(0.11)%
Short-term interest rates	$125	0.00%
Long-term interest rates	$(54,477)	(0.15)%

Total short futures contracts	$(126,703)	(0.35)%

Total futures contracts	$(6,154)	(0.02)%

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2008

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$438,448	1.22%
Various short forward currency contracts	$(278,710)	(0.78)%

Total forward currency contracts	$159,738	0.44%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $13,775)	$7,494	0.02%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $50,507)	$(45,850)	(0.13)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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
See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$33,954,446	$2,538,672
Restricted cash	1,180,793	0
United States government securities	0	29,905,317
Net unrealized gain (loss) on open futures contracts	(6,154)	197,510

Total equity in broker trading accounts	35,129,085	32,641,499

Cash	269,764	1,652,920
United States government securities	1,100,000	3,990,442
Options purchased, at fair value (premiums paid — $13,775 and $74,159, respectively)	7,494	50,330
Net unrealized gain (loss) on open forward currency contracts	159,738	(810,442)
Interest receivable	558	7,894
Subscriptions receivable	0	33,938
Prepaid expenses	2,000	0

Total assets	$36,668,639	$37,566,581

LIABILITIES
Accounts payable	$66,072	$38,549
Brokerage fee	28,580	37,041
Options written, at fair value (premiums received — $50,507 and $41,845, respectively)	45,850	19,355
Accrued commissions and other trading fees on open contracts	1,593	7,946
Offering costs payable	9,025	11,697
Redemptions payable	682,036	1,163,237

Total liabilities	833,156	1,277,825

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner - 1,413.580 units outstanding at December 31, 2008 and December 31, 2007	2,306,948	2,266,803
Other Unitholders - 20,544.542 and 21,216.063 units outstanding at December 31, 2008 and December 31, 2007	33,528,535	34,021,953

Total unitholders’ capital (Net Asset Value)	35,835,483	36,288,756

Total liabilities and unitholders’ capital (Net Asset Value)	$36,668,639	$37,566,581

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$2,020,401	$(784,118)	$1,005,543
Change in unrealized	(203,665)	(885,438)	1,243,608
Brokerage commissions	(53,459)	(72,611)	(76,571)

Net gain (loss) from futures trading	1,763,277	(1,742,167)	2,172,580

Forward currency and options on forward currency trading gains (losses)
Realized	(1,162,559)	(874,349)	(1,928,500)
Change in unrealized	969,895	(2,235,565)	2,748,647
Brokerage commissions	(1,676)	(28,726)	(20,980)

Net gain (loss) from forward currency and options on forward currency trading	(194,340)	(3,138,640)	799,167

Total net trading gain (loss)	1,568,937	(4,880,807)	2,971,747

INTEREST INCOME NET OF EXPENSES
Income
Interest income	554,492	1,850,313	1,921,132

Expenses
Brokerage fee	1,055,055	1,157,288	1,171,323
Performance fee	0	270,167	370,369
Operating expenses	90,901	97,120	100,396

Total expenses	1,145,956	1,524,575	1,642,088

Interest income net of expenses	(591,464)	325,738	279,044

NET INCOME (LOSS)	$977,473	$(4,555,069)	$3,250,791

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the year)	$43.49	$(195.52)	$135.31

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$28.40	$(211.94)	$123.59

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from (for) operating activities
Net income (loss)	$977,473	$(4,555,069)	$3,250,791
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(766,230)	3,121,003	(3,992,255)
(Increase) decrease in restricted cash	(1,180,793)	0	1,873,271
(Increase) decrease in option premiums paid	60,384	(44,384)	(29,775)
Increase (decrease) in option premiums received	8,662	24,509	17,336
(Increase) decrease in interest receivable	7,336	12,658	6,124
(Increase) decrease in prepaid expenses	(2,000)	0	0
Increase (decrease) in accounts payable and accrued expenses	12,709	(48,656)	(60,394)
Net maturities (purchases) of investments in United States government securities	32,795,758	651,527	(4,717,011)

Net cash from (for) operating activities	31,913,299	(838,412)	(3,651,913)

Cash flows from (for) financing activities
Addition of units	2,404,879	2,880,078	2,123,429
Redemption of units	(3,949,714)	(3,583,534)	(1,974,504)
Offering costs paid	(335,846)	(369,590)	(370,272)

Net cash from (for) financing activities	(1,880,681)	(1,073,046)	(221,347)

Net increase (decrease) in cash	30,032,618	(1,911,458)	(3,873,260)

Unrestricted cash
Beginning of year	4,191,592	6,103,050	9,976,310

End of year	$34,224,210	$4,191,592	$6,103,050

End of year cash consists of:
Cash in broker trading accounts	$33,954,446	$2,538,672	$3,198,569
Cash	269,764	1,652,920	2,904,481

Total end of year cash	$34,224,210	$4,191,592	$6,103,050

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Changes in Unitholders’ Capital (net Asset Value)
For the Years Ended December 31, 2008, 2007 and 2006

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2005	1,413.580	$2,391,693	22,143.118	$37,464,774	23,556.698	$39,856,467

Net income (loss) for the year ended December 31, 2006		196,472		3,054,319		3,250,791
Additions	0.000	0	1,463.895	2,536,293	1,463.895	2,536,293
Redemptions	0.000	0	(1,406.677)	(2,401,944)	(1,406.677)	(2,401,944)
Offering costs		(21,768)		(348,124)		(369,892)

Balances at December 31, 2006	1,413.580	2,566,397	22,200.336	40,305,318	23,613.916	42,871,715

Net income (loss) for the year ended December 31, 2007		(277,422)		(4,277,647)		(4,555,069)
Additions	0.000	0	1,444.335	2,501,152	1,444.335	2,501,152
Redemptions	0.000	0	(2,428.608)	(4,163,583)	(2,428.608)	(4,163,583)
Offering costs		(22,172)		(343,287)		(365,459)

Balances at December 31, 2007	1,413.580	2,266,803	21,216.063	34,021,953	22,629.643	36,288,756

Net income (loss) for the year ended December 31, 2008		61,100		916,373		977,473
Additions	0.000	0	1,450.873	2,370,941	1,450.873	2,370,941
Redemptions	0.000	0	(2,122.394)	(3,468,513)	(2,122.394)	(3,468,513)
Offering costs		(20,955)		(312,219)		(333,174)

Balances at December 31, 2008	1,413.580	$2,306,948	20,544.542	$33,528,535	21,958.122	$35,835,483

Net Asset Value per Managing Owner and Other Unitholders’ Unit
December 31,

2008	2007	2006

$1,631.99	$1,603.59	$1,815.53

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Financial Highlights
For the Years Ended December 31, 2008, 2007 and 2006
The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2008, 2007 and 2006. This information has been derived from information presented in the financial statements.

	2008	2007	2006
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$1,603.59	$1,815.53	$1,691.94

Income (loss) from operations:
Total net trading gains (losses) (1)	69.54	(210.23)	127.38
Interest income net of expenses (1)	(26.32)	13.98	11.61

Total net income (loss) from operations	43.22	(196.25)	138.99

Offering costs (1)	(14.82)	(15.69)	(15.40)

Net asset value per unit at end of year	$1,631.99	$1,603.59	$1,815.53

Total Return	1.77%	(11.67)%	7.30%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	3.11%	3.09%	3.11%
Performance fee	0.00%	0.67%	0.91%

Total expenses	3.11%	3.76%	4.02%

Interest income net of expenses (2,3)	(1.61)%	1.47%	1.59%

Total returns are calculated based on the change in value of a unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the year. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Interest income net of expenses is shown as a positive amount when the interest income exceeds expenses for the year and a negative number when expenses exceed interest income for the year.
See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2008
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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At December 31, 2008 and December 31, 2007, the 401(K) Plan held approximately 68% and 60% of the Trust’s outstanding units, respectively.

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

The Trust adopted the provisions of Statement of Financial Accounting Statement No. 157 - “Fair Value Measurement”, or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2008
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the year ended December 31, 2008, the Trust did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a reoccurring basis as of December 31, 2008.

	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$1,100,000	$0	$1,100,000
Other Financial Instruments
Exchange-traded futures contracts	(6,154)	0	0	(6,154)
Forward currency contracts	0	159,738	0	159,738
Options purchased	0	7,494	0	7,494
Options written	0	(45,850)	0	(45,850)

Total	$(6,154)	$1,221,382	$0	$1,215,228

D.	Income Taxes

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

Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), to the Trust, and has determined that FIN 48 does not have a material impact on the Trust’s financial statements. The Trust files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At December 31, 2008 and December 31, 2007, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $9,025 and $11,697, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At December 31, 2008 and December 31, 2007, the amount of unreimbursed offering costs incurred by Campbell & Company is $114,051 and $235,984, respectively.

F.	Foreign Currency Transactions

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2008
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

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2008
broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated Trusts available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2008 and December 31, 2007 was $1,100,000 and $33,895,759, respectively, which equals 3% and 93% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2008 and December 31, 2007 was $257,949 and $1,644,730, respectively, which equals 1% and 5% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker at December 31, 2008, was restricted cash for margin requirements $1,180,793 which equals 3% of Net Asset Value. There was no restricted cash at December 31, 2007.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Gross unrealized gains	$192,722	$470,224	$977,900	$742,233
Gross unrealized losses	(198,876)	(272,714)	(819,786)	(1,554,014)

Net unrealized gain (loss)	$(6,154)	$197,510	$158,114	$(811,781)

Open contracts generally mature within three months; as of December 31, 2008, the latest maturity date for open futures contracts is September 2009, the latest maturity date for open forward currency contracts is March 2009, and the latest expiry date for options on forward currency contracts is January 2009. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers which Campbell & Company believes to be credit worthy. The unitholder bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

Privacy Policy
The Trust and Campbell & Company believe that investors are entitled to the very best they can offer — and that includes the right to feel comfortable about the non-public personal information investors share with the Trust and Campbell & Company.
In the normal course of business, investors give the Trust and Campbell & Company non-public personal information. The Trust and Campbell & Company use this information to manage each investor’s account, direct transactions and provide each investor with valuable information. The Trust and Campbell & Company may collect this information through forms, interviews, transaction history of an investor’s account, or third parties. The information includes each investor’s name, address, telephone number, social security number or tax identification number, transactional and financial information, as well as other non-public personal information the Trust and Campbell & Company may need to service an investor’s account. The Trust and Campbell & Company maintain physical, electronic, and procedural safeguards that comply with federal standards to protect confidentiality.
Neither the Trust nor Campbell & Company provides customer names and addresses, or other non-public information, to outside firms, organizations or individuals, except as necessary to service investor accounts or as permitted by law. For example, in the course of regular business, the Trust may share relevant information with service providers that support the Trust and Campbell & Company in servicing investor accounts. These companies may use this information only for the services for which they are hired, and are not permitted to use or share this information for any other purpose.
The Trust and Campbell & Company require service providers to the Trust to maintain policies and procedures designed to assure that access to non-public personal information about investors is restricted to employees who need to know that information in order to provide products or services to those investors, and that the use of such information is limited to the purposes for which it was disclosed or as otherwise permitted by law. The Trust and Campbell & Company also require that service providers maintain strict physical, electronic and procedural safeguards designed to protect the personal information of investors that comply with federal standards.
The Trust and Campbell & Company will continue to adhere to the privacy policies and practices described in this policy with respect to information about former investors who have redeemed their interest in the Trust.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E-2

31.02	Certification by Chief Financial Officer	E-3

32.01	Certification by Chief Executive Officer	E-4

32.02	Certification by Chief Financial Officer	E-5

E-1