Form 10-Q
period 2009-03-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2009-05-15
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File number: 0-33311
CAMPBELL ALTERNATIVE ASSET TRUST
(Exact name of registrant as specified in charter)

Delaware	52-1823554

(State of Organization)	(IRS Employer Identification Number)
2850 Quarry Lake Drive,
Baltimore, Maryland 21209
(Address of principal executive offices, including zip code)
(410) 413-2600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Total number of pages: 32

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of March 31, 2009 (Unaudited) and December 31, 2008	3-6

Statements of Financial Condition as of March 31, 2009 (Unaudited) and December 31, 2008	7

Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	8

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	9

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	10

Financial Highlights for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-24

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25-30

Item 4T. Controls and Procedures	30

PART II — OTHER INFORMATION	31

Item 6. Exhibits and Reports on Form 8-K	31

SIGNATURES	32

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2009 (Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value

$31,000,000	04/16/2009	U.S. Treasury Bills	$30,999,160	86.89%
$ 1,250,000	04/23/2009	U.S. Treasury Bills	$1,249,993	3.50%
Total United States government securities

(cost, including accrued interest, — $32,249,153)			$32,249,153	90.39%

LONG FUTURES CONTRACTS

Description
Energy			$(12,096)	(0.03)%
Metals			$11,985	0.03%
Stock indices			$(950)	0.00%
Short-term interest rates			$102,856	0.29%
Long-term interest rates			$152,388	0.43%

Total long futures contracts			$254,183	0.72%

SHORT FUTURES CONTRACTS

Description
Energy			$52,651	0.15%
Metals			$(95,569)	(0.27)%
Stock indices			$(349,106)	(0.98)%
Short-term interest rates			$(163)	0.00%
Long-term interest rates			$18,335	0.05%

Total short futures contracts			$(373,852)	(1.05)%

Total futures contracts			$(119,669)	(0.33)%

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2009 (Unaudited)

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$597,844	1.68%
Various short forward currency contracts	$(653,462)	(1.83)%

Total forward currency contracts	$(55,618)	(0.15)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $14,178)	$10,679	0.03%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $50,187)	$(62,050)	(0.17)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2009 (Unaudited) and December 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$4,066,882	$33,954,446
Restricted cash	0	1,180,793
United States government securities	30,999,160	0
Net unrealized gain (loss) on open futures contracts	(119,669)	(6,154)

Total equity in broker trading accounts	34,946,373	35,129,085

Cash	251,360	269,764
United States government securities	1,249,993	1,100,000
Options purchased, at fair value (premiums paid — $14,178 and $13,775, respectively)	10,679	7,494
Net unrealized gain (loss) on open forward currency contracts	(55,618)	159,738
Interest receivable	207	558
Prepaid expenses	1,000	2,000

Total assets	$36,403,994	$36,668,639

LIABILITIES
Accounts payable	$49,076	$66,072
Brokerage fee	27,057	28,580
Options written, at fair value (premiums received — $50,187 and $50,507, respectively)	62,050	45,850
Accrued commissions and other trading fees on open contracts	3,146	1,593
Offering costs payable	8,544	9,025
Redemptions payable	578,267	682,036

Total liabilities	728,140	833,156

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner — 1,413.580 units outstanding at March 31, 2009 and December 31, 2008	2,288,798	2,306,948
Other Unitholders — 20,620.173 and 20,544.542 units outstanding at March 31, 2009 and December 31, 2008	33,387,056	33,528,535

Total unitholders’ capital (Net Asset Value)	35,675,854	35,835,483

Total liabilities and unitholders’ capital (Net Asset Value)	$36,403,994	$36,668,639

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$51,616	$1,211,899
Change in unrealized	(113,516)	(636,163)
Brokerage commissions	(12,848)	(14,055)

Net gain (loss) from futures trading	(74,748)	561,681

Forward currency and options on forward currency trading gains (losses)
Realized	379,810	(873,576)
Change in unrealized	(229,095)	1,006,589
Brokerage commissions	(824)	(1,687)

Net gain (loss) from forward currency and options on forward currency trading	149,891	131,326

Total net trading gain (loss)	75,143	693,007

INTEREST INCOME NET OF EXPENSES
Income
Interest income	2,478	251,541

Expenses
Brokerage fee	259,579	263,726
Operating expenses	25,206	21,202

Total expenses	284,785	284,928

Interest income net of expenses	(282,307)	(33,387)

NET INCOME (LOSS)	$(207,164)	$659,620

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$(9.33)	$28.97

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$(12.84)	$25.13

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from (for) operating activities
Net income (loss)	$(207,164)	$659,620
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	342,611	(370,426)
(Increase) decrease in restricted cash	1,180,793	0
(Increase) decrease in option premiums paid	(403)	60,120
Increase (decrease) in option premiums received	(320)	(32,533)
(Increase) decrease in interest receivable	351	1,897
(Increase) decrease in prepaid expenses	1,000	0
Increase (decrease) in accounts payable and accrued expenses	(16,966)	3,954
Net maturities (purchases) of investments in United States government securities	(31,149,155)	1,454,523

Net cash from (for) operating activities	(29,849,253)	1,777,155

Cash flows from (for) financing activities
Addition of units	883,085	1,147,717
Redemption of units	(857,347)	(1,920,601)
Offering costs paid	(82,453)	(84,461)

Net cash from (for) financing activities	(56,715)	(857,345)

Net increase (decrease) in cash	(29,905,968)	919,810

Unrestricted cash
Beginning of period	34,224,210	4,191,592

End of period	$4,318,242	$5,111,402

End of period cash consists of:
Cash in broker trading accounts	$4,066,882	$4,751,076
Cash	251,360	360,326

Total end of period cash	$4,318,242	$5,111,402

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2009

Balances at December 31, 2008	1,413.580	$2,306,948	20,544.542	$33,528,535	21,958.122	$35,835,483

Net income (loss) for the three months ended March 31, 2009		(12,931)		(194,233)		(207,164)
Additions	0.000	0	539.143	883,085	539.143	883,085
Redemptions	0.000	0	(463.512)	(753,578)	(463.512)	(753,578)
Offering costs		(5,219)		(76,753)		(81,972)

Balances at March 31, 2009	1,413.580	$2,288,798	20,620.173	$33,387,056	22,033.753	$35,675,854

Three Months Ended March 31, 2008

Balances at December 31, 2007	1,413.580	$2,266,803	21,216.063	$34,021,953	22,629.643	$36,288,756

Net income (loss) for the three months ended March 31, 2008		40,694		618,926		659,620
Additions	0.000	0	691.119	1,113,779	691.119	1,113,779
Redemptions	0.000	0	(912.646)	(1,482,276)	(912.646)	(1,482,276)
Offering costs		(5,171)		(78,110)		(83,281)

Balances at March 31, 2008	1,413.580	$2,302,326	20,994.536	$34,194,272	22,408.116	$36,496,598

Net Asset Value per Managing Owner and Other Unitholders’ Unit
March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007
$1,619.15	$1,631.99	$1,628.72	$1,603.59
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended
	March 31,
	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,631.99	$1,603.59

Income (loss) from operations:
Total net trading gains (losses) (1)	3.57	30.26
Interest income net of expenses (1)	(12.72)	(1.47)

Total net income (loss) from operations	(9.15)	28.79

Offering costs (1)	(3.69)	(3.66)

Net asset value per unit at end of period	$1,619.15	$1,628.72

Total Return (3)	(0.79)%	1.57%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.13%	3.10%
Performance fee (3)	0.00%	0.00%

Total expenses	3.13%	3.10%

Interest income net of expenses (2),(4),(5)	(3.11)%	(0.36)%

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
MARCH 31, 2009 (UNAUDITED)
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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At March 31, 2009 and December 31, 2008, the 401(K) Plan held approximately 69% and 68% of the Trust’s outstanding units, respectively.

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
MARCH 31, 2009 (UNAUDITED)
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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data. This category also include U.S. Treasury bills.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2009, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a reoccurring basis as of March 31, 2009 and December 31, 2008.

	Fair Value at March 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$32,249,153	$0	$32,249,153
Other Financial Instruments
Exchange-traded futures contracts	(119,669)	0	0	(119,669)
Forward currency contracts	0	(55,618)	0	(55,618)
Options purchased	0	10,679	0	10,679
Options written	0	(62,050)	0	(62,050)

Total	$(119,669)	$32,142,164	$0	$32,022,495

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At March 31, 2009 and December 31, 2008, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $8,544 and $9,025, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At March 31, 2009 and December 31, 2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $87,416 and $114,051, respectively.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)
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
Note 3. TRUSTEE
The trustee of the Trust is U.S. Bank National Association, a national banking corporation The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.
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
MARCH 31, 2009 (UNAUDITED)
Note 7. TRADING ACTIVITIES AND RELATED RISKS
The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals and energy values. The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. The market sensitive instruments held by the Trust are acquired for speculative trading purposes, and all or a substantial amount of the Trust’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust’s main line of business.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2009 and December 31, 2008 was $32,249,153 and $1,100,000, respectively, which equals 90% and 3% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2009 and December 31, 2008 was $112,036 and $257,949, respectively, which equals 0% and 1% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at March 31, 2009 and December 31, 2008 was restricted cash for margin requirements of $0 and $1,180,793 respectively, which equals 0% and 3% of Net Asset Value respectively.

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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Gross unrealized gains	$476,809	$192,722	$1,527,896	$977,900
Gross unrealized losses	(596,478)	(198,876)	(1,598,876)	(819,786)

Net unrealized gain (loss)	$(119,669)	$(6,154)	$(70,980)	$158,114

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for the Trusts first fiscal year beginning after November 15, 2008. The Trust adopted the provisions of SFAS 161 effective January 1, 2009.

The following tables summarize quantitative information required by SFAS 161.

The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of March 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	March 31, 2009	March 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Energy Contracts	Equity in broker trading accounts	$87,905	$(47,350)	$40,555
Metal Contracts	Equity in broker trading accounts	14,630	(98,213)	(83,583)
Stock Indices Contracts	Equity in broker trading accounts	25,753	(375,810)	(350,057)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	102,855	(163)	102,692
Long Term Interest Rate Contracts	Equity in broker trading accounts	245,666	(74,942)	170,724
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	1,512,594	(1,568,212)	(55,618)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	10,679	0	10,679
Written Options on Forward Currency Contracts	Options written, at fair value	0	(62,050)	(62,050)

Totals		$2,000,082	$(2,226,740)	$(226,658)

*	Derivatives not designated as hedging instruments under Statement 133
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended March 31, 2009 is as follows:

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

Trading Revenue for
the Three Months Ended
Type of Instrument	March 31, 2009
Energy Contracts	$(30,032)
Metal Contracts	(196,328)
Stock Indices Contracts	(288,215)
Short-Term Interest Rate Contracts	268,275
Long Term Interest Rate Contracts	188,785
Forward Currency Contracts	(64,267)
Purchased Options on Forward Currency Contracts	(73,060)
Written Options on Forward Currency Contracts	288,042

Total	$93,200

Trading Revenue for
the Three Months Ended
Line Item in the Statement of Operations	March 31, 2009
Futures trading gains (losses):
Realized	$56,001
Change in unrealized	$(113,516)
Forward currency and options on forward currency trading gains (losses):
Realized	$379,810
Change in unrealized	(229,095)

Total	$93,200

For the three months ended March 31, 2009, the monthly average of futures contracts bought and sold was approximately 725 and the monthly average of notional value traded for forward currency and options on forward currency contacts was approximately $131,600,000.

Open contracts generally mature within three months; as of March 31, 2009, the latest maturity date for open futures contracts is June 2010, the latest maturity date for open forward currency contracts is June 2009, and the latest expiry date for options on forward currency contracts is April 2009. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close open positions. Campbell & Company controls the risk of the Fund’s non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

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
MARCH 31, 2009 (UNAUDITED)
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
Note 9. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of March 31, 2009, and the statements of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2009, and the results of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2009 and 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $37,485,997 have been accepted during the continuing offering period as of March 31, 2009. Redemptions over the same time period total $33,396,653. The Trust commenced operations on October 1, 2001.
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
Results of Operations
The returns for the three months ending March 31, 2009 and March 31, 2008 were (0.79%) and 1.57%, respectively.
2009
Of the 2009 year-to-date decrease of 0.79%, approximately 1.05% due to brokerage fees, operating costs and offering costs borne by the Trust offset by approximately 0.25% due to trading gains (before commissions) and approximately 0.01% due to interest income. An analysis of the 0.25% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	1.23%
Currencies	0.42
Commodities	(0.61)
Stock Indices	(0.79)

0.25%

President Obama’s stimulus plan took center stage in January; however, weak economic data continued to negatively impact global stock markets into the start of the New Year. An early month rally fizzled quickly, causing notable declines in major global indices. The Trust gained in equity indices trading on net short positions across each region. Gains were recorded in fixed income trading as the world’s central banks continued to lower interest rates. Mounting fiscal deficits and huge issuance needs begin to weigh heavy on the long-end; however, credit markets generally improved in January with yield spreads continuing to contract. Foreign exchange trading finished slightly negative on the month. Risk aversion and capital preservation benefited the Trust’s net long U.S. Dollar position; however, the U.K. government’s unprecedented move to give the Bank of England power to increase their stake in Royal Bank of Scotland to 70% helped fuel a late month rally in the British Pound, eliminating gains from a previous decline. Commodity trading was generally flat on volatility across precious and base metals and a slowing of the negative energy trend.
In February, the U.S. government’s ability to address the economic crisis was met with skepticism by Wall Street. Economic data remained persistently weak, especially on the employment and housing fronts. The U.S. was not alone in reporting negative news, as European and Asian economies also continued with the release of dismal economic data such as declining exports and falling dividends. The majority of February gains in the Trust resulted from equity indices trading, particularly from short positions in the U.S. and Asia. Additional gains were recorded in foreign exchange trading as investors continued to feed U.S. Dollar strength, particularly relative to the Japanese Yen. The U.S. Dollar continues to be the safe haven pick as the risk aversion theme continued, as evidenced by the U.S. treasury yields recording all-time lows.
Stock markets rallied in March as the 2008 fourth quarter earnings announcements subsided and large U.S. banks announced they would be profitable for the first two months of 2009. The majority of the Trust’s losses in March resulted from equity indices trading, as the equity rally adversely impacted net short positions globally. Commodities recorded minimal losses as energy price swings have become correlated with equities and metals surged on news of China’s economic stimulus plan. Gains from fixed income markets were recorded from the Trust’s long global bond positions as prices moved significantly higher on announcements from the Swiss, British and American Central Banks on their intentions of adding liquidity by purchasing medium to long-term bonds in the market. Foreign exchange trading resulted in minimal gains as investors sought currencies whose home central banks were not keen on engaging in quantitative easing
2008
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2009 and December 31, 2008 and the trading gains/losses by market category for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.64%	(0.79)%
Currencies	0.56%	0.42%
Interest Rates	0.38%	1.23%
Commodities	0.20%	(0.61)%

Aggregate/Total	1.23%	0.25%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the 2009 year-to-date decrease of 0.79%, approximately 1.05% due to brokerage fees, operating costs and offering costs borne by the Trust offset by approximately 0.25% due to trading gains (before commissions) and approximately 0.01% due to interest income.

	December 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.51)%
Interest Rates	0.30%	(4.51)%
Stock Indices	0.18%	9.10%
Commodities	0.05%	0.35%

Aggregate/Total	0.60%	4.43%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2008, approximately 4.43% was due to trading gains (before commissions) and approximately 1.51% due to interest income offset by approximately 4.17% due to brokerage fees, operating costs and offering costs borne by the Trust offset by giving a net return of 1.77%.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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
     The following were the primary trading risk exposures of the Trust as of March 31, 2009, by market sector.
Currencies
     Exchange rate risk can is the principal market exposure of the Trust. The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust’s currency sector will change significantly in the future.

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
Stock Indices
     The Trust’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain, Netherlands and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)
Energy
     The Trust’s primary energy market exposure is to crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
     The Trust’s metals market exposure is to fluctuations in the price of copper, gold, nickel, silver and zinc.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of March 31, 2009.
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

PART II — OTHER INFORMATION
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

CAMPBELL ALTERNATIVE ASSET TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Owner

Date: May 15, 2009	By:	/s/ Theresa D. Becks Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E 2 – E 3
31.02	Certification by Chief Financial Officer	E 4 – E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

E 1