Form 10-Q
period 2009-06-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2009-08-14
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Total number of Pages: 32

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of June 30, 2009 (Unaudited) and December 31, 2008	3-6

Statements of Financial Condition as of June 30, 2009 (Unaudited) and December 31, 2008	7

Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)	8

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	9

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	10

Financial Highlights for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-24

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24-29

Item 4T. Controls and Procedures	29

PART II — OTHER INFORMATION	30

Item 6. Exhibits and Reports on Form 8-K	30

SIGNATURES	31

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2009 (Unaudited)

				% of Net
			Values ($)	Asset Value
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$26,650,000	07/09/2009	U.S. Treasury Bills	$26,649,543	86.63%
$ 1,500,000	07/23/2009	U.S. Treasury Bills	$1,499,967	4.88%

Total United States government securities (cost, including accrued interest, — $28,149,510)			$28,149,510	91.51%

LONG FUTURES CONTRACTS

Description
Energy			$(27,533)	(0.09)%
Metals			$(15,898)	(0.05)%
Stock indices			$56,200	0.18%
Short-term interest rates			$43,888	0.14%
Long-term interest rates			$12,429	0.04%

Total long futures contracts			$69,086	0.22%

SHORT FUTURES CONTRACTS

Description
Energy			$17,680	0.06%
Metals			$1,368	0.00%
Stock indices			$63,103	0.21%
Short-term interest rates			$3,975	0.01%
Long-term interest rates			$(132,693)	(0.43)%

Total short futures contracts			$(46,567)	(0.15)%

Total futures contracts			$22,519	0.07%

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2009 (Unaudited)

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$122,518	0.40%
Various short forward currency contracts	$(102,615)	(0.33)%

Total forward currency contracts	$19,903	0.07%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $15,413)	$15,970	0.05%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $48,050)	$(29,960)	(0.10)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2009 (Unaudited) and December 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$3,337,843	$33,954,446
Restricted cash	0	1,180,793
United States government securities	24,999,583	0
Net unrealized gain (loss) on open futures contracts	22,519	(6,154)

Total equity in broker trading accounts	28,359,945	35,129,085

Cash	386,720	269,764
United States government securities	3,149,927	1,100,000
Options purchased, at fair value (premiums paid — $15,413 and $13,775, respectively)	15,970	7,494
Net unrealized gain (loss) on open forward currency contracts	19,903	159,738
Interest receivable	0	558
Prepaid expenses	5,912	2,000

Total assets	$31,938,377	$36,668,639

LIABILITIES
Accounts payable	$36,757	$66,072
Interest payable	643	0
Brokerage fee	20,636	28,580
Options written, at fair value (premiums received — $48,050 and $50,507, respectively)	29,960	45,850
Accrued commissions and other trading fees on open contracts	3,135	1,593
Offering costs payable	6,516	9,025
Redemptions payable	1,078,531	682,036

Total liabilities	1,176,178	833,156

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner - 1,413.580 units outstanding at June 30, 2009 and December 31, 2008	2,128,456	2,306,948
Other Unitholders - 19,016.583 and 20,544.542 units outstanding at June 30, 2009 and December 31, 2008	28,633,743	33,528,535

Total unitholders’ capital (Net Asset Value)	30,762,199	35,835,483

Total liabilities and unitholders’ capital (Net Asset Value)	$31,938,377	$36,668,639

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(1,855,684)	$(441,008)	$(1,804,068)	$770,891
Change in unrealized	142,189	1,815,493	28,673	1,179,330
Brokerage commissions	(13,031)	(13,279)	(25,879)	(27,334)

Net gain (loss) from futures trading	(1,726,526)	1,361,206	(1,801,274)	1,922,887

Forward currency and options on forward currency trading gains (losses)
Realized	(519,001)	838,094	(139,191)	(35,482)
Change in unrealized	109,530	(15,984)	(119,565)	990,605
Brokerage commissions	(1,485)	1,863	(2,309)	176

Net gain (loss) from forward currency and options on forward currency trading	(410,956)	823,973	(261,065)	955,299

Total net trading gain (loss)	(2,137,482)	2,185,179	(2,062,339)	2,878,186

INTEREST INCOME NET OF EXPENSES
Income
Interest income	4,673	146,813	7,151	398,354

Expenses
Brokerage fee	237,576	262,900	497,155	526,626
Operating expenses	22,422	24,033	47,628	45,235

Total expenses	259,998	286,933	544,783	571,861

Interest income net of expenses	(255,325)	(140,120)	(537,632)	(173,507)

NET INCOME (LOSS)	$(2,392,807)	$2,045,059	$(2,599,971)	$2,704,679

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$(110.22)	$91.39	$(118.42)	$119.83

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$(113.43)	$87.87	$(126.27)	$113.00

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from (for) operating activities
Net income (loss)	$(2,599,971)	$2,704,679
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	90,892	(2,169,935)
(Increase) decrease in restricted cash	1,180,793	0
(Increase) decrease in option premiums paid	(1,638)	61,935
Increase (decrease) in option premiums received	(2,457)	(34,628)
(Increase) decrease in interest receivable	558	304
Increase (decrease) in interest payable	643	0
(Increase) decrease in prepaid expenses	(3,912)	(2,309)
Increase (decrease) in accounts payable and accrued expenses	(35,718)	(11,424)
Net maturities (purchases) of investments in United States government securities	(27,049,510)	1,408,958

Net cash from (for) operating activities	(28,420,320)	1,957,580

Cash flows from (for) financing activities
Addition of units	1,213,578	1,471,696
Redemption of units	(3,133,400)	(2,935,211)
Offering costs paid	(159,505)	(167,699)

Net cash from (for) financing activities	(2,079,327)	(1,631,214)

Net increase (decrease) in cash	(30,499,647)	326,366

Unrestricted cash
Beginning of period	34,224,210	4,191,592

End of period	$3,724,563	$4,517,958

End of period cash consists of:
Cash in broker trading accounts	$3,337,843	$3,358,013
Cash	386,720	1,159,945

Total end of period cash	$3,724,563	$4,517,958

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2009

Balances at December 31, 2008	1,413.580	$2,306,948	20,544.542	$33,528,535	21,958.122	$35,835,483

Net income (loss) for the six months ended June 30, 2009		(168,389)		(2,431,582)		(2,599,971)
Additions	0.000	0	754.368	1,213,578	754.368	1,213,578
Redemptions	0.000	0	(2,282.327)	(3,529,895)	(2,282.327)	(3,529,895)
Offering costs		(10,103)		(146,893)		(156,996)

Balances at June 30, 2009	1,413.580	$2,128,456	19,016.583	$28,633,743	20,430.163	$30,762,199

Six Months Ended June 30, 2008

Balances at December 31, 2007	1,413.580	$2,266,803	21,216.063	$34,021,953	22,629.643	$36,288,756

Net income (loss) for the six months ended June 30, 2008		170,149		2,534,530		2,704,679
Additions	0.000	0	887.489	1,437,758	887.489	1,437,758
Redemptions	0.000	0	(1,168.700)	(1,901,777)	(1,168.700)	(1,901,777)
Offering costs		(10,415)		(155,887)		(166,302)

Balances at June 30, 2008	1,413.580	$2,426,537	20,934.852	$35,936,577	22,348.432	$38,363,114

Net Asset Value per Managing Owner and Other Unitholders’ Unit
June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
$1,505.72	$1,631.99	$1,716.59	$1,603.59

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,619.15	$1,628.72	$1,631.99	$1,603.59

Income (loss) from operations:
Total net trading gains (losses) (1)	(98.21)	97.84	(94.63)	128.06
Interest income net of expenses (1)	(11.76)	(6.26)	(24.49)	(7.69)

Total net income (loss) from operations	(109.97)	91.58	(119.12)	120.37

Offering costs (1)	(3.46)	(3.71)	(7.15)	(7.37)

Net asset value per unit at end of period	$1,505.72	$1,716.59	$1,505.72	$1,716.59

Total Return (3)	(7.01)%	5.40%	(7.74)%	7.05%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.11%	3.13%	3.14%	3.12%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	3.11%	3.13%	3.14%	3.12%

Interest income net of expenses (2),(4),(5)	(3.05)%	(1.53)%	(3.09)%	(0.95)%

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
JUNE 30, 2009 (UNAUDITED)
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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At June 30, 2009 and December 31, 2008, the 401(K) Plan held approximately 72% and 68% of the Trust’s outstanding units, respectively.

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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data. This category also includes U.S. Treasury bills.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended June 30, 2009, the Trust did not have any Level 3 assets or liabilities.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

	Fair Value at June 30, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$28,149,510	$0	$28,149,510
Other Financial Instruments
Exchange-traded futures contracts	22,519	0	0	22,519
Forward currency contracts	0	19,903	0	19,903
Options purchased	0	15,970	0	15,970
Options written	0	(29,960)	0	(29,960)

Total	$22,519	$28,155,423	$0	$28,177,942

	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$1,100,000	$0	$1,100,000
Other Financial Instruments
Exchange-traded futures contracts	(6,154)	0	0	(6,154)
Forward currency contracts	0	159,738	0	159,738
Options purchased	0	7,494	0	7,494
Options written	0	(45,850)	0	(45,850)

Total	$(6,154)	$1,221,382	$0	$1,215,228

D.	Income Taxes

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

Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), to the Trust, and has determined that no reserves for uncertain tax positions were required to have been recorded as a result of the adoption of FIN 48. Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At June 30, 2009 and December 31, 2008, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $6,516 and $9,025, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.
If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At June 30, 2009 and December 31, 2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $63,094 and $114,051, respectively.

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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)
G.	Recently Issued Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”(SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the statement of financial condition date but before the financial statements are issued or available to be issued. SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. See Note 10.
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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2009 and December 31, 2008 was $28,149,510 and $1,100,000, respectively, which equals 92% and 3% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2009 and December 31, 2008 was $339,326 and $257,949, respectively, which equals 1% and 1% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at June 30, 2009 and December 31, 2008 was restricted cash for margin requirements of $0 and $1,180,793 respectively, which equals 0% and 3% of Net Asset Value respectively.
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
For derivatives, risks arise from changes in the market value of the contracts. Market movements result in frequent changes in the fair market value of the Trust’s open positions and, consequently, in its earnings and cash flow. The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Trust pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trust to potentially unlimited liability, and purchased options expose the Trust to a risk of loss limited to the premiums paid. See Note 1. C. for an explanation of how the Trust determines its valuation for derivatives as well as the netting of derivatives.
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Gross unrealized gains	$303,916	$192,722	$677,464	$977,900
Gross unrealized losses	(281,397)	(198,876)	(638,914)	(819,786)

Net unrealized gain (loss)	$22,519	$(6,154)	$38,550	$158,114

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for the Trust’s first fiscal year beginning after November 15, 2008. The Trust adopted the provisions of SFAS 161 effective January 1, 2009.
The following tables summarize quantitative information required by SFAS 161.
The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of June 30, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	June 30, 2009	June 30, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Energy Contracts	Equity in broker trading accounts	$26,649	$(36,502)	$(9,853)
Metal Contracts	Equity in broker trading accounts	29,850	(44,380)	(14,530)
Stock Indices Contracts	Equity in broker trading accounts	125,233	(5,930)	119,303
Short-Term Interest Rate Contracts	Equity in broker trading accounts	52,960	(5,097)	47,863
Long Term Interest Rate Contracts	Equity in broker trading accounts	69,223	(189,487)	(120,264)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	653,252	(633,349)	19,903
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	15,970	0	15,970
Written Options on Forward Currency Contracts	Options written, at fair value	0	(29,960)	(29,960)

Totals		$973,137	$(944,705)	$28,432

*	Derivatives not designated as hedging instruments under Statement 133

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended June 30, 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Six Months Ended
Type of Instrument	June 30, 2009	June 30, 2009
Energy Contracts	$59,716	$29,684
Metal Contracts	(113,837)	(310,165)
Stock Indices Contracts	(763,647)	(1,051,862)
Short-Term Interest Rate Contracts	(481,020)	(212,745)
Long Term Interest Rate Contracts	(430,700)	(241,915)
Forward Currency Contracts	(646,366)	(710,633)
Purchased Options on Forward Currency Contracts	(104,834)	(177,894)
Written Options on Forward Currency Contracts	341,729	629,771

Total	$(2,138,959)	$(2,045,759)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Six Months Ended
Line Item in the Statement of Operations	June 30, 2009	June 30, 2009
Futures trading gains (losses):
Realized	$(1,871,677)	$(1,815,676)
Change in unrealized	$142,189	$28,673
Forward currency and options on forward currency trading gains (losses):
Realized	$(519,001)	$(139,191)
Change in unrealized	109,530	(119,565)

Total	$(2,138,959)	$(2,045,759)

For the three months and six months ended June 30, 2009, the monthly average of futures contracts bought and sold was approximately 800 and 800 respectively, and the monthly average of notional value of forward currency and options on forward currency contacts was $180,300,000 and $144,400,000 respectively.
Open contracts generally mature within three months; as of June 30, 2009, the latest maturity date for open futures contracts is September 2010, the latest maturity date for open forward currency contracts is September 2009, and the latest expiry date for options on forward currency contracts is July 2009. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.
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
JUNE 30, 2009 (UNAUDITED)
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
Note 9. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of June 30, 2009, the statements of operations and financial highlights for the three months and six months ended June 30, 2009 and 2008, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2009, and the results of operations and financial highlights for the three months and six months ended June 30, 2009 and 2008, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2009 and 2008.
Note 10. SUBSEQUENT EVENTS
Management of the Trust evaluated subsequent events through August 14, 2009, the date the financial statements were issued. There are no subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $37,816,490 have been accepted during the continuing offering period as of June 30, 2009. Redemptions over the same time period total $36,172,970. The Trust commenced operations on October 1, 2001.
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
Results of Operations
The returns for the six months ending June 30, 2009 and June 30, 2008 were (7.74%) and 7.05%, respectively.
2009
Of the 2009 year-to-date decrease of 7.74%, approximately 5.66% was due to trading losses (before commissions) and approximately 2.10% was due to brokerage fees, operating costs and offering costs borne by the Trust and offset by approximately 0.02% due to interest income. An analysis of the 5.66% trading losses by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.66)%

Commodities	(0.73)
Interest Rates	(1.47)
Stock Indices	(2.80)

(5.66)%

Obama’s stimulus plan took center stage in January; however, weak economic data continued to negatively impact global stock markets into the start of the New Year. An early month rally fizzled quickly, causing notable declines in major global indices. The Trust gained in equity indices trading on net short positions across each region. Gains were recorded in fixed income trading as the world’s central banks continued to lower interest rates. Mounting fiscal deficits and huge issuance needs begin to weigh heavy on the long-end; however, credit markets generally improved in January with yield spreads continuing to contract. Foreign exchange trading finished slightly negative on the month. Risk aversion and capital preservation benefited the Trust’s net long U.S. Dollar position; however, the UK government’s unprecedented move to give the Bank of England power to increase their stake in Royal Bank of Scotland to 70% helped fuel a late month rally in the British Pound, eliminating gains from a previous decline. Commodity trading was generally flat on volatility across precious and base metals and a slowing of the negative energy trend.
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
Stock markets rallied in March as the 2008 fourth quarter earnings announcements subsided and large U.S. banks announced they would be profitable for the first two months of 2009. The majority of the Trust’s losses in March resulted from equity indices trading, as the equity rally adversely impacted net short positions globally. Commodities recorded minimal losses as energy price swings have become correlated with equities and metals surged on news of China’s economic stimulus plan. Gains from fixed income markets were recorded from the Trust’s long global bond positions as prices moved significantly higher on announcements from the Swiss, British and American Central Banks on their intentions of adding liquidity by purchasing medium to long-term bonds in the market. Foreign exchange trading resulted in minimal gains as investors sought currencies whose home central banks were not keen on engaging in quantitative easing.
While equity index trading produced the most profitable sector results for the Trust for 2008, the Trust’s net exposure on the short side of global stock indices through April 2009 has hurt performance as markets continued to stage rallies that began in mid-March. U.S. economic indicators, including housing and manufacturing, showed signs of improvement and stabilization rather than further deterioration. In addition, the G-20 agreed to fund more than $1 trillion in emergency aid to help cushion the economic fallout of the current international financial crisis. While the general tone of the economic outlook was more upbeat, officials have still been cautious in their assessment.

April saw a continuation of the March risk-seeking rally leading to several growth currencies registering solid gains against the dollar. Losses were realized in the foreign exchange sector due to the Trust’s general bias to be long the dollar against most major currencies. In fixed income, the equity market rally helped general investor sentiment, driving bond prices lower across the board which produced losses for the Trust in this sector. Commodity trading finished relatively flat with gains from the energy sector offsetting small losses in base and precious metals.
In May, conflicting signals on global recovery weighed on the direction of the markets as increased risk appetite and signs of stabilization in the global economy emerged. Equity markets continued their rally, particularly in Asia, generating small gains in the stock index sector. Fixed income trading generated a marginal positive return as short-term rates in Europe climbed higher following the European Central Bank rate cut of 25 basis points. The gains in the stock index and fixed income sectors were offset by losses in the foreign exchange sector. The U.S. Dollar suffered a broad based decline in May on a combination of stronger risk appetite and growing fears over structural deficiencies in the U.S. Investors moved dormant dollar denominated assets overseas to capture growth and risk in commodity block currencies. Smaller losses were also recorded in the commodities sector as natural gas finished a volatile month higher.
During June, a surprise payroll number to the upside for May prompted an aggressive sell-off in short-term U.S. rates and raised market expectations of a rate hike in 2009. The price reaction was swift and caused particular difficulty for systematic trading. Losses for the Trust in the fixed income sector were offset by marginal gains in the foreign exchange sector. The Trust’s currency positions were generally mixed, thus hedging some U.S. Dollar risk, as investors crowded the Dollar as a safe-haven trade, pushing it higher on the month. Marginal gains were also recorded in the commodities sector, primarily from long positions in the energy complex. As geo-political headlines were plentiful, energies traded in a highly correlated fashion to global equity markets. The stock index sector finished basically flat for the month as global equity markets reflected mixed results congruent with both positive and negative economic data relating to global recovery.
2008
Of the 2008 year-to-date increase of 7.05%, approximately 8.05% was due to trading gains (before commissions) and approximately 1.09% was due to interest income offset by approximately 2.09% due to brokerage fees, performance fees, operating costs and offering costs borne by the Trust. An analysis of the 8.05% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	5.03%
Commodities	2.82
Currencies	2.60
Interest Rates	(2.40)

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

The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2009 and December 31, 2008 and the trading gains/losses by market category for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.71%	(0.66)%
Interest Rates	0.51%	(1.47)%
Stock Indices	0.43%	(2.80)%
Commodities	0.30%	(0.73)%

Aggregate/Total	1.18%	(5.66)%

*	-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-	Of the 2009 year-to-date decrease of 7.74%, approximately 5.66% was due to trading losses (before commissions) approximately 2.10% was due to brokerage fees, operating costs and offering costs borne by the Trust offset by approximately 0.02% due to interest income.

	December 31, 2008

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.51)%
Interest Rates	0.30%	(4.51)%
Stock Indices	0.18%	9.10%
Commodities	0.05%	0.35%

Aggregate/Total	0.60%	4.43%

*	-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-	Of the return for the year ended December 31, 2008, approximately 4.43% was due to trading gains (before commissions) and approximately 1.51% due to interest income offset by approximately 4.17% due to brokerage fees, operating costs and offering costs borne by the Trust offset by giving a net return of 1.77%.

Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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

     The following were the primary trading risk exposures of the Trust as of June 30, 2009, by market sector.
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

Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of June 30, 2009.
Foreign Currency Balances
     The Trust’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).
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

CAMPBELL ALTERNATIVE ASSET TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Owner

Date: August 14, 2009	By:	/s/Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E 2 – E 3

31.02	Certification by Chief Financial Officer	E 4 – E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1