Form 10-Q
period 2009-09-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2009-11-16
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of pages: 34

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of September 30, 2009 (Unaudited) and December 31, 2008	3-6

Statements of Financial Condition as of September 30, 2009 (Unaudited) and December 31, 2008	7

Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	8

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	9

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	10

Financial Highlights for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26-31

Item 4T. Controls and Procedures	32

PART II — OTHER INFORMATION	33

Item 6. Exhibits and Reports on Form 8-K	33

SIGNATURES	34

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2009 (Unaudited)
FIXED INCOME SECURITIES

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
		Bank Deposits
		United States
		Financials (cost $2,194,000)	$2,194,780	6.99%

		Commercial Paper
		Germany
		Materials (cost $587,623)	$588,427	1.87%

		United States
		Consumer Staples	$1,517,099	4.83%
		Financials	$2,187,260	6.96%
		Healthcare	$1,098,942	3.50%
		Industrials
$1,703,000	10/01/2009	Avery Dennison Corporation	$1,702,985	5.42%
		Municipal	$4,794,815	15.27%
		Utilities
		Consolidated Edison Company, Inc.
$2,098,000	10/01/2009	Discount Coupon 10-01-2009	$2,097,982	6.68%

		Total United States (cost $13,397,030)	$13,399,083	42.66%

		Total Commercial Paper (cost $13,984,653)	$13,987,510	44.53%

		Corporate Bonds
		United States
		Financials (cost $1,601,273)	$1,601,679	5.10%

		Government And Agency Obligations
		United States
		Municipal	$961,123	3.06%
		US Government Agency	$3,249,747	10.35%
		US Treasury Bill
$6,000,000	10/08/2009	U.S. Treasury Bills *	$5,999,893	19.10%
$1,500,000	10/01/2009	U.S. Treasury Bills *	$1,500,000	4.78%

		Total United States (cost $11,708,670)	$11,710,763	37.29%

		Short Term Investment Funds
		United States
		Short Term Investment Funds (cost $13,322)	$13,322	0.04%

		Total Fixed Income Securities (cost $29,501,918)	$29,508,054	93.95%

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2009 (Unaudited)
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$(1,230)	0.00%
Metals	$(17,061)	(0.05)%
Stock indices	$7,086	0.02%
Short-term interest rates	$11,180	0.04%
Long-term interest rates	$115,480	0.36%

Total long futures contracts	$115,455	0.37%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$5,275	0.02%
Energy	$(96,279)	(0.31)%
Metals	$12,664	0.04%
Short-term interest rates	$13,332	0.04%
Long-term interest rates	$16,117	0.05%

Total short futures contracts	$(48,891)	(0.16)%

Total futures contracts	$66,564	0.21%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$1,414,991	4.50%
Various short forward currency contracts	$(287,073)	(0.91)%

Total forward currency contracts	$1,127,918	3.59%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $38,470)	$27,449	0.09%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $24,190)	$(21,263)	(0.07)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008
FIXED INCOME SECURITIES
     UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
$1,100,000	01/02/2009	U.S. Treasury Bills	$1,100,000	3.07%
Total United States government securities

(cost, including accrued interest, — $1,100,000)			$1,100,000	3.07%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Stock indices	$11,598	0.03%
Short-term interest rates	$46,855	0.13%
Long-term interest rates	$62,096	0.17%

Total long futures contracts	$120,549	0.33%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Energy	$(8,848)	(0.03)%
Metals	$(22,893)	(0.06)%
Stock indices	$(40,610)	(0.11)%
Short-term interest rates	$125	0.00%
Long-term interest rates	$(54,477)	(0.15)%

Total short futures contracts	$(126,703)	(0.35)%

Total futures contracts	$(6,154)	(0.02)%

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008
FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$438,448	1.22%
Various short forward currency contracts	$(278,710)	(0.78)%

Total forward currency contracts	$159,738	0.44%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $13,775)	$7,494	0.02%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $50,507)	$(45,850)	(0.13)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2009 (Unaudited) and December 31, 2008

	September 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$924,047	$33,954,446
Restricted cash	0	1,180,793
Net unrealized gain (loss) on open futures contracts	66,564	(6,154)

Total equity in broker trading accounts	990,611	35,129,085

Cash	279,353	269,764
Fixed income securities (cost $29,501,918 and $1,100,000, respectively)	29,508,054	1,100,000
Options purchased, at fair value (premiums paid — $38,470 and $13,775, respectively)	27,449	7,494
Net unrealized gain (loss) on open forward currency contracts	1,127,918	159,738
Interest receivable	4,096	558
Prepaid expenses	3,565	2,000

Total assets	$31,941,046	$36,668,639

LIABILITIES
Accounts payable	$60,508	$66,072
Brokerage fee	20,651	28,580
Options written, at fair value (premiums received — $24,190 and $50,507, respectively)	21,263	45,850
Accrued commissions and other trading fees on open contracts	4,428	1,593
Offering costs payable	6,522	9,025
Redemptions payable	417,458	682,036

Total liabilities	530,830	833,156

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner — 1,413.580 redeemable units outstanding at September 30, 2009 and December 31, 2008	2,198,300	2,306,948
Other Unitholders — 18,784.252 and 20,544.542 redeemable units outstanding at September 30, 2009 and December 31, 2008	29,211,916	33,528,535

Total unitholders’ capital (Net Asset Value)	31,410,216	35,835,483

Total liabilities and unitholders’ capital (Net Asset Value)	$31,941,046	$36,668,639

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$273,937	$1,450,320	$(1,530,131)	$2,221,211
Change in unrealized	44,044	(1,484,905)	72,717	(305,575)
Brokerage commissions	(10,748)	(17,807)	(36,627)	(45,141)

Net gain (loss) from futures trading	307,233	(52,392)	(1,494,041)	1,870,495

Forward currency and options on forward currency trading gains (losses)
Realized	(69,988)	(137,628)	(209,179)	(173,110)
Change in unrealized	1,081,275	(1,026,268)	961,710	(35,663)
Brokerage commissions	(1,508)	(1,230)	(3,817)	(1,054)

Net gain (loss) from forward currency and options on forward currency trading	1,009,779	(1,165,126)	748,714	(209,827)

Total net trading gain (loss)	1,317,012	(1,217,518)	(745,327)	1,660,668

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	9,044	145,542	16,195	543,896
Change in unrealized gain (loss) on fixed income securities	6,136	0	6,136	0

Total investment income	15,180	145,542	22,331	543,896

Expenses
Brokerage fee	222,091	267,559	719,246	794,185
Operating expenses	31,315	27,343	78,943	72,578

Total expenses	253,406	294,902	798,189	866,763

Net investment income (loss)	(238,226)	(149,360)	(775,858)	(322,867)

NET INCOME (LOSS)	$1,078,786	$(1,366,878)	$(1,521,185)	$1,337,801

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$52.82	$(61.14)	$(70.94)	$59.46

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$49.41	$(64.92)	$(76.86)	$48.08

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from (for) operating activities
Net income (loss)	$(1,521,185)	$1,337,801
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(1,040,563)	341,238
(Increase) decrease in restricted cash	1,180,793	0
(Increase) decrease in option premiums paid	(24,695)	66,522
Increase (decrease) in option premiums received	(26,317)	(37,132)
(Increase) decrease in interest receivable	(3,538)	(1,299)
(Increase) decrease in prepaid expenses	(1,565)	(4,155)
Increase (decrease) in accounts payable and accrued expenses	(10,658)	4,335
Net maturities (purchases) of investments in Fixed income securities	(28,401,919)	12,396,640

Net cash from (for) operating activities	(29,849,647)	14,103,950

Cash flows from (for) financing activities
Addition of units	1,460,338	2,130,678
Redemption of units	(4,401,868)	(3,297,276)
Offering costs paid	(229,633)	(252,857)

Net cash from (for) financing activities	(3,171,163)	(1,419,455)

Net increase (decrease) in cash	(33,020,810)	12,684,495

Unrestricted cash
Beginning of period	34,224,210	4,191,592

End of period	$1,203,400	$16,876,087

End of period cash consists of:
Cash in broker trading accounts	$924,047	$16,122,517
Cash	279,353	753,570

Total end of period cash	$1,203,400	$16,876,087

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2009

Balances at December 31, 2008	1,413.580	$2,306,948	20,544.542	$33,528,535	21,958.122	$35,835,483

Net income (loss) for the nine months ended September 30, 2009		(93,690)		(1,427,495)		(1,521,185)
Additions	0.000	0	916.784	1,460,338	916.784	1,460,338
Redemptions	0.000	0	(2,677.074)	(4,137,290)	(2,677.074)	(4,137,290)
Offering costs		(14,958)		(212,172)		(227,130)

Balances at September 30, 2009	1,413.580	$2,198,300	18,784.252	$29,211,916	20,197.832	$31,410,216

Nine Months Ended September 30, 2008

Balances at December 31, 2007	1,413.580	$2,266,803	21,216.063	$34,021,953	22,629.643	$36,288,756

Net income (loss) for the nine months ended September 30, 2008		83,723		1,254,078		1,337,801
Additions	0.000	0	1,282.424	2,096,740	1,282.424	2,096,740
Redemptions	0.000	0	(1,399.158)	(2,288,663)	(1,399.158)	(2,288,663)
Offering costs		(15,758)		(235,036)		(250,794)

Balances at September 30, 2008	1,413.580	$2,334,768	21,099.329	$34,849,072	22,512.909	$37,183,840

Net Asset Value per Managing Owner and Other Unitholders’ Unit
September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007
$1,555.13	$1,631.99	$1,651.67	$1,603.59

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,505.72	$1,716.59	$1,631.99	$1,603.59

Income (loss) from operations:
Total net trading gains (losses) (1)	64.50	(54.46)	(30.09)	73.58
Net investment income (loss) (1)	(11.66)	(6.68)	(36.18)	(14.35)

Total net income (loss) from operations	52.84	(61.14)	(66.27)	59.23

Offering costs (1)	(3.43)	(3.78)	(10.59)	(11.15)

Net asset value per unit at end of period	$1,555.13	$1,651.67	$1,555.13	$1,651.67

Total Return (3)	3.28%	(3.78)%	(4.71)%	3.00%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.27%	3.13%	3.17%	3.13%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	3.27%	3.13%	3.17%	3.13%

Net investment income (loss) (2),(4)	(3.07)%	(1.59)%	(3.08)%	(1.17)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) net of expenses per unit and offering costs per unit are calculated by dividing the net investment income (loss) net of expenses and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At September 30, 2009 and December 31, 2008, the 401(K) Plan held approximately 74% and 68% of the Trust’s outstanding units, respectively.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet, (formerly FAS No. 39 — “Offsetting of Amounts Related to Certain Contracts”). The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

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

The fixed income investments, other than U.S. Treasury bills held at the brokers or interbank market makers, are marked-to-market on the last business day of the reporting period by a custodian who utilizes a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills not held by the custodian are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on debt securities are amortized for financial reporting purposes.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

The Trust adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (formerly FASB No. 157, “Fair Value Measurements”), as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data. This category also includes fixed income investments.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended September 30, 2009, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

	Fair Value at September 30, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$29,508,054	$0	$29,508,054
Other Financial Instruments
Exchange-traded futures contracts	66,564	0	0	66,564
Forward currency contracts	0	1,127,918	0	1,127,918
Options purchased	0	27,449	0	27,449
Options written	0	(21,263)	0	(21,263)

Total	$66,564	$30,642,158	$0	$30,708,722

	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,100,000	$0	$1,100,000
Other Financial Instruments
Exchange-traded futures contracts	(6,154)	0	0	(6,154)
Forward currency contracts	0	159,738	0	159,738
Options purchased	0	7,494	0	7,494
Options written	0	(45,850)	0	(45,850)

Total	$(6,154)	$1,221,382	$0	$1,215,228

D.	Income Taxes

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

Management has continued to evaluate the application of ASC 740, Income Taxes (formerly FAS No. 48, “Accounting for Uncertainty in Income Taxes”) to the Trust, and has determined that no reserves for uncertain tax positions were required to have been recorded as a result of the adoption of ASC 740. Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

E.	Offering Costs

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At September 30, 2009 and December 31, 2008, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $6,522 and $9,025, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At September 30, 2009 and December 31, 2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $43,729 and $114,051, respectively.

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

The Trust pays a monthly brokerage fee of 1/12 of 2.85% (2.85% annualized) of month-end net assets to Campbell & Company and approximately $5 per round turn to the broker for execution and clearing costs. Such costs are limited to 3.5% of average month-end net assets per year. From the 2.85% fee, a portion (0.35%) is used to compensate selling agents for administrative services and a portion (2.5%) is retained by Campbell & Company for trading and management services rendered.

Campbell & Company is also paid a performance fee equal to 20% of New Appreciation (as defined) calculated as of the end of each calendar quarter and upon redemption of units. More specifically, the performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a “High Water Mark”) adjusting for investment income. In determining the brokerage and performance fees, adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The brokerage fee and performance fee are typically paid in the month following the month in which they are earned. The brokerage fee and performance fee are paid from the available cash at the Fund’s bank, broker or cash management accounts.

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
Note 4.  CASH MANAGER AND CUSTODIAN
The Trust has appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation, as cash manager under the Non-Custody Investment Advisory Agreement dated July 8, 2009, to manage and control the liquid assets of the Trust. The cash manager is registered as an investment adviser with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940.

The Trust opened a custodial account at The Northern Trust Company (the custodian) and has granted the cash manager authority to make certain investments on behalf of the Trust provided such investments are consistent with the investment guidelines created by the managing operator. All securities purchased by the cash manager on behalf of the Trust will be held in its custody account at the custodian. The cash manager will have no beneficial or other interest in the securities and cash in such custody account. The cash manager began trading on behalf of the Trust in August 2009.
Note 5.  DEPOSITS WITH BROKER
The Trust deposits assets with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Trust earns interest income on its assets deposited with the broker.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
Note 6.  OPERATING EXPENSES
Operating expenses of the Trust are restricted by the Amended and Restated Declaration of Trust and Trust Agreement to 0.40% per annum of the average month-end Net Asset Value of the Trust.
Note 7.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Trust are made by subscription agreement, subject to acceptance by Campbell & Company.

The Trust is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. Units are transferable, but no market exists for their sale and none is expected to develop. Monthly redemptions are permitted upon ten (10) business days advance written notice to Campbell & Company.
Note 8.  TRADING ACTIVITIES AND RELATED RISKS
The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. The market sensitive instruments held by the Trust are acquired for speculative trading purposes, and all or a substantial amount of the Trust’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust’s main line of business.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2009 and December 31, 2008 was $7,499,893 and $1,100,000, respectively, which equals 24% and 3% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2009 and December 31, 2008 was $248,183 and $257,949, respectively, which equals 1% and 1% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at September 30, 2009 and December 31, 2008 was restricted cash for margin requirements of $0 and $1,180,793 respectively, which equals 0% and 3% of Net Asset Value respectively.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Gross unrealized gains	$317,412	$192,722	$2,065,544	$977,900
Gross unrealized losses	(250,848)	(198,876)	(945,720)	(819,786)

Net unrealized gain (loss)	$66,564	$(6,154)	$1,119,824	$158,114

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
In March 2008, the FASB issued ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Dervative instruments and Hedging Activities”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for financial statements issued for the Trust’s first fiscal year beginning after November 15, 2008. The Trust adopted ASC 815 effective January 1, 2009.
The following tables summarize quantitative information required by ASC 815.
The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of September 30, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	September 30, 2009	September 30, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$17,625	$(13,580)	$4,045
Energy Contracts	Equity in broker trading accounts	988	(97,267)	(96,279)
Metal Contracts	Equity in broker trading accounts	55,052	(59,449)	(4,397)
Stock Indices Contracts	Equity in broker trading accounts	69,506	(62,420)	7,086
Short-Term Interest Rate Contracts	Equity in broker trading accounts	38,280	(13,768)	24,512
Long Term Interest Rate Contracts	Equity in broker trading accounts	135,960	(4,363)	131,597
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	2,052,129	(924,211)	1,127,918
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	27,449	0	27,449
Written Options on Forward Currency Contracts	Options written, at fair value	0	(21,263)	(21,263)

Total		$2,396,989	$(1,196,321)	$1,200,668

*	Derivatives not designated as hedging instruments under Statement 133
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended September 30, 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Nine Months Ended
Type of Instrument	September 30, 2009	September 30, 2009
Agricultural Contracts	$(54,066)	$(54,066)
Energy Contracts	(348,610)	(318,926)
Metal Contracts	323,513	13,348
Stock Indices Contracts	573,997	(477,865)
Short-Term Interest Rate Contracts	68,625	(144,120)
Long Term Interest Rate Contracts	(246,329)	(488,244)
Forward Currency Contracts	988,246	277,613
Purchased Options on Forward Currency Contracts	(193,462)	(371,356)
Written Options on Forward Currency Contracts	216,503	846,274

Total	$1,328,417	$(717,342)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Nine Months Ended
Line Item in the Statement of Operations	September 30, 2009	September 30, 2009
Futures trading gains (losses):
Realized	$273,086	$(1,542,590)
Change in unrealized	44,044	72,717
Forward currency and options on forward currency trading gains (losses):
Realized	(69,988)	(209,179)
Change in unrealized	1,081,275	961,710

Total	$1,328,417	$(717,342)

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
For the three months and nine months ended September 30, 2009, the monthly average of futures contracts bought and sold was approximately 1,000 and 800 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $186,300,000 and $158,300,000 respectively.

Open contracts generally mature within three months; as of September 30, 2009, the latest maturity date for open futures contracts is December 2010, the latest maturity date for open forward currency contracts is December 2009, and the latest expiry date for options on forward currency contracts is October 2009. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close open positions. Campbell & Company controls the risk of the Trust’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers which Campbell & Company believes to be credit worthy. The unitholder bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.
Note 9.  INDEMNIFICATIONS
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
Note 10. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of September 30, 2009, the statements of operations and financial highlights for the three months and nine months ended September 30, 2009 and 2008, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2009, and the results of operations and financial highlights for the three months and nine months ended September 30, 2009 and 2008, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2009 and 2008.
Note 11. SUBSEQUENT EVENTS
Management of the Trust evaluated subsequent events through November 16, 2009, the date the financial statements were issued. There are no subsequent events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $38,063,250 have been accepted during the continuing offering period as of September 30, 2009. Redemptions over the same time period total $36,780,365. The Trust commenced operations on October 1, 2001.
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
The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward contracts which are traded in the inter-bank market). For forward contracts and options of forward contracts, fair values calculated by the Trust are compared to the interbank market maker values for reasonableness.
Capital Resources
The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.
The Trust maintains 40-80% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions are taken into account each month, the trade level of the Trust is adjusted and positions in the instruments the Trust trades are liquidated, if necessary, on a pro-rata basis to meet those increases or decreases in trade levels.

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
The entire offering proceeds, without deductions, will be credited to the Trust’s bank, brokerage and/or cash management accounts. The Trust meets margin requirements for its trading activities by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. This does not reduce the risk of loss from trading futures and forward contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.
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
The general partner deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such a custodial account constitutes approximately 40% to 80% of the Trust’s assets and is invested directly by Wilmington Trust Investment Management, LLC (“Wilmington”). Wilmington is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940. Wilmington does not guarantee any interest or profits will accrue on the Trust’s assets in the custodial account. Wilmington will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.
The Trust occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody account at Northern Trust to the margin account. In the past 3 years, the Trust has not needed to liquidate any position as a result of a margin call.

The Trust’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.
Results of Operations
The returns for the nine months ending September 30, 2009 and September 30, 2008 were (4.71%) and 3.00%, respectively.
2009
Of the 2009 year-to-date decrease of (4.71)%, approximately 1.60% was due to trading losses (before commissions) and approximately 3.17% was due to brokerage fees, operating costs and offering costs borne by the Trust and offset by approximately 0.06% due to interest income. During the nine months ended September 30, 2009, the Trust accrued brokerage fees in the amount of $719,246 and paid brokerage fees in the amount of $727,175. No performance fees were accrued or paid during this period. An analysis of the 1.60% trading losses by sector is as follows:

Sector	% Gain (Loss)
Currencies	2.57%
Commodities	(1.01)
Stock Indices	(1.09)
Interest Rates	(2.07)

(1.60)%

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

Stock markets rallied in March as the 2008 fourth quarter earnings announcements subsided and large U.S. banks announced they would be profitable for the first two months of 2009. The majority of the Trust’s losses in March resulted from equity indices trading, as the equity rally adversely impacted net short positions globally. Commodities recorded losses as energy price swings have become correlated with equities and metals surged on news of China’s economic stimulus plan. Gains from fixed income markets were recorded from the Trust’s long global bond positions as prices moved significantly higher on announcements from the Swiss, British and American Central Banks on their intentions of adding liquidity by purchasing medium to long-term bonds in the market. Foreign exchange trading resulted in gains as investors sought currencies whose home central banks were not keen on engaging in quantitative easing.
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

Contrary to investor fears, global stock market returns in 2009 have fueled improved risk appetite as economic data and corporate earnings support the rally for yet another month in July. The Trust’s trading performance was relatively flat, with positive results from long stock and short U.S. Dollar positions being offset by losses incurred from short interest rate positions. For the first half of 2009, many “trend-following” strategies struggled to curb losses and eked out small gains in a market environment that is in a classic “consolidation” (trendless and choppy) period.
While risk appetite was generally strong in August, investors’ risk behavior was a bit random as fixed income initially sold off on better than expected payrolls data, but spent the rest of the month rallying. Bernanke’s nomination for a second term and continued “lower rates for longer” comments from Fed officials helped support treasury prices against the Trust’s general positioning across the curve. Smaller losses were recorded in currency trading as investors appeared unwilling to chase growth currencies higher, at the expense of the dollar, from already stretched levels. Gains were recorded in commodity markets as the Trust increased its exposure to this sector with the launch of more agile models providing more efficient holding period diversification. Trading in base and precious metals was a primary driver as the “risk on” trade prevailed on improving economic data. Equity indices trading yielded a marginal gain as positioning geographically and across model groups remains mixed.
During the month of September, the Trust’s technical and fundamental strategies both recorded healthy gains in the foreign exchange sector from short positions in the U.S. Dollar vs. most major currencies. Commodity-linked currencies were particularly profitable for the Trust, as both the Australian and New Zealand Dollars rose in value close to 5%. Technical and fundamental signals were also effective in the equity index sector, where the Trust benefited from primarily long positions across global stock indices. With the exception of Japan, global equities moved higher by 2 – 3% during the month on healthy M&A activity, as well as favorable signs of a manufacturing rebound and consumer spending renewal. Results were mixed in fixed income trading as gains earned from short-term rates were largely offset by losses on the long end of the curve. Commodities trading resulted in marginal losses overall, primarily due to short positions in natural gas. The price of natural gas rallied over 20% during the month as a result of significant short covering in the market despite record storage levels.
2008
Of the 2008 year-to-date increase of 3.00%, approximately 4.68% was due to trading gains (before commissions) and approximately 1.47% was due to interest income offset by approximately 3.15% due to brokerage fees, performance fees, operating costs and offering costs borne by the Trust. During the nine months ended September 30, 2008, the Trust accrued brokerage fees in the amount of $794,185 and paid brokerage fees in the amount of $800,717. No performance fees were accrued or paid during this period. An analysis of the 4.68% trading gains by sector is as follows:

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
The month of July held two distinct phases for most asset classes, with the overall environment dominated by reversals. The Trust captured profits in equity indices trading early in the month despite late month stabilization, particularly in the U.S. Intra-month swings in global indices were significant. The DJIA and the S&P hit technical bear market territory during the month, while Japanese equities saw the longest back-to-back daily losing streak in 54 years. Equity markets did find their bottom mid-month, after the U.S. announcement of a Government-Sponsored Enterprises (GSE) bail-out plan. Gains earned in equity indices trading offset the majority of losses incurred in interest rates and commodities trading. Lower commodity prices led to position short-covering in the face of reduced inflation worries in the Euro-Zone, pushing bond futures higher. Crude oil declined almost 12% for the month on fears that weakening economic conditions would reduce global demand. Foreign exchange trading finished relatively flat as the Euro hit a new high, commodity-linked currencies fell, and the broad dollar index gained against most major currencies.

The global economic environment in August was dominated by a stronger U.S. dollar and the energy complex falling out of favor. The Trust experienced the majority of its losses for the month in foreign exchange trading as commodity-linked currencies fell in tandem with metal and energy markets. The U.S. Dollar Index posted unusually strong gains of nearly 6%, with other major currencies losing over 3%. The Trust’s currency models reacted with agility, reversing their course and dampening further losses in this sector. Small losses were recorded in commodity trading, despite the severity of the energy and metal complex downturn across the board. Natural gas led the way for the energy sector with a market price decline of 12.75%, while gold fell to its lowest level in eight months. Gains in interest rates sector were largely driven by foreign central bank activity as they increased purchases of U.S. Treasuries, pushing prices higher for a third straight month. Trading results in equity indices sector were relatively flat despite a positive finish in U.S. equity markets. European markets were mixed in seasonally low volume, while Asia was generally lower. During the month, the Japanese economy continued to show signs of deterioration, the Chinese markets persisted in their relentless plunge lower, sub-prime fallout continued to plague financial markets globally and the U.S. unemployment rate hit a four-year high.
The Trust’s leverage in September was at the lower end of typical commitment levels, which will probably increase again as soon as the market environment stabilizes. Diversification of positions by sector and geography played an important role in dampening losses. Fixed income trading was negative overall with losses incurred at the short-end of the curve, while the long-end gained slightly. Currency trading was also difficult as investors fled high yielding currencies in response to the substantial decline in global equity markets. Minor losses were recorded in commodity trading. As concern over the widening credit crisis came to a boiling point, equity markets in the U.S., Europe and Asia declined sharply, resulting in strong gains in equity index trading.
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
The Trust’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2009 and December 31, 2008 and the trading gains/losses by market category for the nine months ended September 30, 2009 and the year ended December 31, 2008.

September 30, 2009

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.80%	2.57%
Stock Indices	0.40%	(1.09)%
Interest Rates	0.35%	(2.07)%
Commodities	0.33%	(1.01)%

Aggregate/Total	1.34%	(1.60)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the 2009 year-to-date decrease of 4.71%, approximately 1.60% was due to trading losses (before commissions) approximately 3.17% was due to brokerage fees, operating costs and offering costs borne by the Trust offset by approximately 0.06% due to interest income.
December 31, 2008

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.51)%
Interest Rates	0.30%	(4.51)%
Stock Indices	0.18%	9.10%
Commodities	0.05%	0.35%

Aggregate/Total	0.60%	4.43%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2008, approximately 4.43% was due to trading gains (before commissions) and approximately 1.51% due to interest income offset by approximately 4.17% due to brokerage fees, operating costs and offering costs borne by the Trust offset by giving a net return of 1.77%.

Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
VaR is not necessarily representative of historic risk nor should it be used to predict the Trust’s future financial performance or its ability to manage and monitor risk. There can be no assurance that the Trust’s actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 40 trading days.
Non-Trading Risk
The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Trust also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills held at the broker and over-the-counter counterparty. The market risk represented by these investments is minimal. Finally, the Trust has non-trading market risk on fixed income securities held as part of its cash management program. The cash manager will use its best endeavors in the management of the assets of the Trust but provide no guarantee that any profit or interest will accrue to the Trust as a result of such management.
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
The following were the primary trading risk exposures of the Trust as of September 30, 2009, by market sector.

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
The following were the primary non-trading risk exposures of the Trust as of September 30, 2009.

Foreign Currency Balances
The Trust’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).
Fixed Income Securities
The Trust’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash manager, Wilmington, has authority to make certain investments on behalf of the Trust. All securities purchased by the cash manager on behalf of the Trust will be held in the Trust’s custody account at the custodian. The cash manager will use its best endeavors in the management of the assets of the Trust but provide no guarantee that any profit or interest will accrue to the Trust as a result of such management.
Treasury Bill Positions Held for Margin Purposes
The Trust also has market exposure in its Treasury Bill portfolio. The Trust holds Treasury Bills (interest bearing and credit risk-free) with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Trust’s Treasury Bills, although substantially all of these short-term investments are held to maturity.
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
Campbell & Company manages the risk of the Trust’s non-trading instruments of Treasury Bills held for margin purposes by limiting the duration of such instruments to no more than six months. Campbell & Company manages the risk of the Trust’s fixed income securities held for cash management purposes by restricting the cash manager to investing in securities that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.
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

CAMPBELL ALTERNATIVE ASSET TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Owner

Date: November 16, 2009	By:	/s/ Theresa D. Becks Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E 2 – E 3

31.02	Certification by Chief Financial Officer	E 4 – E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1