Form 10-K
period 2009-12-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2010-03-31
CIK 1114485

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2009
Commission File Number 0-33311 and 2-84126
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
CAMPBELL ALTERNATIVE ASSET TRUST
(Exact name of Registrant as specified in its charter)

DELAWARE	52-2238521

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)
2850 Quarry Lake Drive, Baltimore, Maryland 21209
Registrant’s telephone number, including area code:(410) 413-2600
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The Registrant has no voting stock. As of December 31, 2009 there were 18,862.150 Units of Beneficial Interest issued and outstanding.
Total number of pages 61. Consecutive page numbers on which exhibits commence: 5.

PART I

Item 1.	Business
Overview
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
     The trustee of the Trust is U.S. Bank National Association (the “Trustee”) (formerly Wachovia Trust Company, National Association). The managing owner and trading advisor of the Registrant is Campbell & Company, Inc. (“Campbell & Company”). In addition to making all trading decisions in its capacity as trading advisor, Campbell & Company conducts and manages all aspects of the business and administration of the Registrant in its role as managing owner. Campbell & Company uses a systematic trading approach combined with quantitative portfolio management analysis and seeks to identify and profit from price movements in the futures, forward and option markets. Multiple trading models are utilized across most markets traded. Each model analyzes market movements and internal market and price configurations in order to generate signals to be executed through a variety of execution platforms.
     As a registrant with the Securities and Exchange Commission, the Trust is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Trust is subject to the provisions of the Commodity Exchange Act, regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants (brokers) and interbank market makers through which the Trust trades.
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
     A total of $54,331,035 was raised in the initial and continuing offering periods through December 31, 2009.

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
     The CFTC has recently proposed the imposition of position limits on energy futures contracts such as crude oil, heating oil, natural gas, gasoline and other energy products. We do not anticipate these limits, if accepted, will affect the Trust’s ability to trade, but it is possible that they may in the future if either or both Trust’s assets increase dramatically.
     It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on the trading strategies. However, the trading advisor believes that there is a high likelihood of significantly increased regulation of the financial markets, and that such increased regulation could be detrimental to the Trust.

Operations
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
     The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Trust’s assets are currently allocated to the Financial, Metal & Energy Large Portfolio (“FME Large”). The FME Large Portfolio seeks exposure to financial markets, such as interest rates, foreign exchange and stock indices, as well as metals, energy products, soft commodities and other commodities. The FME Large Portfolio seeks exposure to these markets by following signals generated by a series of systematic computer models. The FME Large Portfolio employs a broad spectrum of models including traditional and factor-based trend following models, as well as a number of macroeconomic-based models. As of December 2009, the percentage of component risk for each major sector was as follows: 50% to currencies, 20% to commodity products, 18% to stock indices and 12% to interest rates. The contracts traded by the Registrant will fluctuate from time to time.
     The Registrant may, in the future, experience increased competition for the futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.
     During 2009, The Trust appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation (the “Cash Manager”) as a cash manager under the non-custody Investment Advisory Agreement dated July 8, 2009, to manage and control the liquid assets of the Trust. The Cash Manager is registered as an investment adviser with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940. The Cash Manager specialized in investments which are predominately short-term in maturity and high grade, high quality in nature with particular emphasis on U.S. Treasury securities and U.S. Government Agencies’ issues.
     The Trust opened a custodial account at The Northern Trust Company (the “Custodian”), and has granted the Cash Manager authority to make certain investments on behalf of the Trust provided such investments are consistent with the investment guidelines created by the trading advisory to the Trust. Such investments include, but are not limited to, U.S. Treasury securities, securities issued by U.S. Government Agencies, high quality money-market securities and repurchase agreements. All securities purchased by the Cash Manager on behalf of the Trust or other liquid funds of the Trust will be held in its custody account at the Custodian. The Cash Manager will have no beneficial or other interest in the securities and cash in such a custody account.

Charges
     The following is a description of the current charges to the Trust.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Campbell & Company	Brokerage Fee	The Trust will pay Campbell & Company a brokerage fee of up to 2.85% of the Trust’s month-end net asset value per annum (prior to accruals for such brokerage fee or performance fees), irrespective of profitability, of which up to 0.35% is paid to the selling agents. Campbell & Company retains the remaining 2.50%.

Campbell & Company	Performance Fee	Campbell & Company will be paid a quarterly performance fee equal to 20% of aggregate cumulative appreciation in the Trust’s net asset value per unit, if any, excluding interest income and as adjusted for subscriptions and redemptions.

Campbell & Company	Offering Costs	Reimbursement of the Trust’s offering costs are charged at a monthly rate of 1/12 of 0.9% of the Trust’s month-end net asset value. Campbell & Company pays the Trust’s offering costs and is subsequently reimbursed by the Trust.

Cash Manager and Custodian Fees	Cash Management and Custody fees	Cash management and custodial fees for the Trust’s non-margin assets is estimated at 0.10% per annum based on the percentage of assets under management by the cash managers.
Other Information
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
The following is a discussion of the risk factors applicable to the Registrant.
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
Changes In Financing Policies or the Imposition of Other Credit Limitations or Restrictions Could Compel the Trust to Liquidate Positions at Disadvantageous Prices
     The Trust may utilize and may depend on the availability of credit in order to trade their portfolios. There can be no assurance that the Trust will be able to maintain adequate financing arrangements under all market circumstances. As a general matter, the dealers that provide financing to the Trust can apply essentially discretionary margin, haircut, financing security and collateral valuation policies. Changes by dealers in such financing policies, or the imposition of other credit limitations or restrictions, whether due to market circumstances or governmental, regulatory or judicial action, may result in large margin calls, loss of financing, forced liquidation of positions at disadvantageous prices, termination of swap and repurchase agreements and cross-defaults to agreements with other dealers. Any such adverse effects may be exacerbated in the event that such limitations or restrictions are imposed suddenly and/or by multiple market participants at or about the same time. The imposition of such limitations or restrictions could compel the Trust to liquidate all or part of their portfolios at disadvantageous prices. In recent months, banks and dealers have substantially curtailed financing activities and increased collateral requirements, forcing many hedge funds to liquidate.
Your Investment Could be Illiquid
     Futures, forward and option positions cannot always be liquidated at the desired price; this can occur when the market is thinly traded (i.e., a relatively small volume of buy and sell orders) or in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The financing available to the Trust from banks, dealers and other counterparties is likely to be restricted in disrupted markets. The Trust may incur material losses and the risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid making it difficult or impossible to close out positions against which the markets are moving. For example, in 1994, 1998 and again from 2007—2009 (it appears at this time that the 2007-2009 liquidity crisis has eased, however the potential of future liquidity issues continues to be a concern) there was a sudden restriction of credit by the dealer community that resulted in forced liquidations and major losses for a number of private investment funds. Campbell & Company was not forced to liquidate positions during the 1994, 1998 or 2007—2009 liquidity crises. However, it is possible that in the future, in such situations, Campbell & Company may be unable for some time to liquidate certain unprofitable positions thereby increasing the loss to the Trust from the trade. Additionally, foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, such as energy products or metals. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Trust, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk. Any of these actions could also result in losses to the Trust. A subscription for Units should be considered only by persons financially able to maintain their investment and who can afford the loss of all or substantially all of such investment.
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

     Further, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases, it is possible that Campbell & Company, as trading advisor, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity.
     Transfers of interest in the units are subject to limitations, such as 30 days’ advance notice of any intent to transfer. Also, Campbell & Company may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Trust.
Forward and Option Transactions are Over-the-Counter, are Not Regulated and are Subject to Credit Risk
     The Trust trades forward and option contracts in foreign currencies. Such contracts are typically traded over-the-counter through a dealer market, which is dominated by major money center and investment banks, and are not regulated by the CFTC. Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Trust. The market for forward and option contracts relies upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Trust in certain circumstances to significant losses in the event of trading abuses or financial failure by participants in the forward and option markets which it might otherwise have avoided. Also, the Trust faces the risk of nonperformance by its counterparties to forward and option contracts, and such nonperformance may cause some or all of its gains to remain unrealized.
     The Trust has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of the Trust’s assets on deposit may be limited to account insurance or other protection afforded such deposits, if any. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers that Campbell & Company believes to be creditworthy.
Options on Futures and Over-the-Counter Contracts are Speculative and Highly Leveraged
     Options on futures and over-the-counter contracts may be used by the Trust to generate premium income or capital gains. The buyer of an option risks losing the entire purchase price (the premium as well as any commissions and fees) of the option. The writer (seller) of an option risks losing the difference between the premium received for the option and the price of the commodity, futures or forward contract underlying the option which the writer must purchase or deliver upon exercise of the option (which losses can be unlimited). Specific market movements of the commodity, futures or forward contracts underlying an option cannot accurately be predicted. Successful options trading requires an accurate assessment of near-term volatility in the underlying instruments, as that volatility is immediately reflected in the price of the option. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in trading futures and forwards, where volatility may not have as great an effect on price.
An Investment in the Trust May Not Diversify an Overall Portfolio
     Historically, alternative investments such as managed futures funds have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures, forward and option contracts, on the one hand, and stocks or bonds, on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite.
     Because of this non-correlation, the Trust cannot be expected to be automatically profitable during unfavorable periods for the stock market or vice versa. The futures, forward and option markets are fundamentally different from the securities markets in that for every gain made in futures, forward or option transaction, the opposing side of that transaction will have an equal and off-setting loss. If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the units and the Trust may have no gains to offset your losses from other investments.
The Current Markets are Subject to Market Disruptions and Governmental Intervention That May Be a Detriment to Your Investment
     The global financial markets are undergoing pervasive and fundamental disruptions which have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as to previously successful investment strategies. Confusion and uncertainty have also resulted from the apparent inconsistency which has characterized recent governmental actions. For example, while the Federal Reserve assisted or otherwise intervened with respect to certain distressed financial institutions, it refused to do so for others. Such inconsistency has caused both severe losses for a number of market participants, who assumed either no intervention or intervention consistent with past precedent, and contributed to the general uncertainty and resulting illiquidity of the markets.
     The U.S. “bailout” of financial institutions is the largest governmental intervention in the history of the U.S. financial markets. Moreover, the form of the “bailout” continues to shift as the impact of the current financial crisis is further analyzed. For example, the Troubled Asset Relief Program was initially designed to purchase illiquid mortgage-backed securities. Funds were then used to inject capital directly into certain consumer-oriented financial companies. In further response to this crisis, the U.S. government enacted the Emergency Economic Stabilization Act (the “EESA”), the largest governmental intervention in the history of the U.S. financial markets. In connection with the EESA, it seems highly likely that the U.S. Congress will require that new market restrictions be applied to the U.S. financial markets, restrictions which may have a material adverse impact on both the future competitiveness of these markets as well as the profit potential of the Trust. Regulations in other jurisdictions also appear likely to take similar action.
     The CFTC has recently proposed the imposition of position limits on energy futures contracts such as crude oil, heating oil, natural gas, gasoline and other energy products. We do not anticipate these limits, if accepted, will affect the Trust’s ability to trade, but it is possible that they may in the future if either or both Trust’s assets increase dramatically.
     It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or effect of such restrictions on the trading manager’s strategies. However, the trading advisor believes that there is a high likelihood of significantly increased regulation of the financial markets, and that such increased regulation could be materially detrimental to the Trust.
The Trust is a Party to Financial Instruments With Elements of Off-Balance Sheet Risk, Which Causes the Trust to Lose All of Its Assets
     The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures, forward and options contracts and are therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the limited partners would realize a 100% loss. Campbell & Company, Inc., the managing owner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%; however, these precautions may not be effective in limiting the risk of loss.
Trading Risks
There are Disadvantages to Making Trading Decisions Based Primarily on Technical Market Data
     The trading systems used by the managing operator for the Trust are primarily technical. The profitability of trading under these systems depends on, among other things, the occurrence of significant price movements, up or down, in futures, forward and option prices. Such price movements may not develop; there have been periods in the past without such price movements.
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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example, in 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2009, this estimate had risen to approximately $212.6 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Trust. It may become more difficult for the Trust to implement its trading strategy if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward or option positions, or otherwise alter trading patterns.
Limits Imposed by Futures Exchanges or Other Regulatory Organizations, Such As Speculative Position Limits and Daily Price Fluctuation Limits, May Alter Trading Decisions for the Trust
     The CFTC and U.S. futures exchanges have established limits, known as speculative position limits, on the maximum net long or net short positions that any person may hold or control in certain futures and option on futures contracts. Most U.S. futures exchanges also have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit. Contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. All accounts controlled by Campbell & Company are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of Campbell & Company’s trading decisions for the Trust or force the liquidation of certain futures or options on futures positions. Either of these actions may not be in the best interest of the investors. From time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases, it is possible that Campbell & Company, as trading advisor, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity.
Increase in Assets Under Management May Make Profitable Trading More Difficult
     Campbell & Company’s current equity under management has increased substantially since the inception of the Trust. The managing owner has not agreed to limit the amount of additional equity which it may manage The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Trust which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its FME Large Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to unitholders in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts does exceed the compensation it receives from managing the Trust’s account. Because records with respect to other accounts are not accessible to unitholders in the Trust, the unitholders will not be able to determine if Campbell & Company is favoring other accounts.
Investors Will Not be Able to View the Trust’s Holdings on a Daily Basis, Which May Result in Unanticipated Losses
     The managing owner makes the Trust’s trading decisions. While the managing operator receives daily trade confirmations from the futures broker and over-the-counter counterparty, the Trust’s trading results are reported to unitholders monthly. Accordingly, an investment in the Trust does not offer unitholders the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. As a result, you may suffer unanticipated losses due to the Trust’s holdings.
Tax Risks
Investors are Taxed Based on Their Share of the Trust’s Profits
     Investors are taxed each year on their share of the Trust’s profits, if any, irrespective of whether they redeem any units or receive any cash distribution from the Trust. The managing owner has the authority to make such distributions at any time in its sole discretion.
Tax Could be Due from Investors on Their Share of the Trust’s Ordinary Income Despite Overall Losses
     Investors may be required to pay tax on their allocable share of the Trust’s ordinary income, which in the case of the Trust is the Trust’s interest income, gain on some foreign futures contracts, and certain other investment assets, even though the Trust incurs overall losses. Capital losses of individual taxpayers can be used only to offset capital gains and, in the case of non-corporate investors, $3,000 of ordinary income each year. Consequently, if an individual investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 economic loss for the year. The remaining $7,000 capital loss could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.
There Could be a Limit on the Deductibility of Management and Performance Fees
     Although the Trust treats the management and performance fees paid to the managing owner as ordinary and necessary business expenses, upon an IRS audit, the Trust may be required to treat such fees as “investment advisory fees” if the Trust’s trading activities did not constitute a trade or business for tax purposes. Investment advisory fees are subject to substantial restrictions on deductibility for federal income tax purposes. Such treatment would likely create or increase the tax liability of non-corporate unitholders.

Other Risks
Fees and Commissions are Charged Regardless of Profitability and are Subject to Change
     The Trust is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Trust’s profitability. Included in these charges are brokerage fees and operating expenses. On the Trust’s forward and option trading, “bid-ask” spreads and prime brokerage fees are incorporated into the pricing of forward and option contracts by the counterparties in addition to the brokerage fees paid by the Trust. It is not possible to quantify the “bid-ask” spreads paid by the Trust because the Trust cannot determine the profit its counterparty is making on the forward and option transactions. Such spreads can at times be significant. In addition, while currently not contemplated, the Trust Agreement allows for changes to be made to the brokerage fee and performance fee upon sixty days’ notice to the unitholders.
The Trust’s Service Providers Could Fail, Which May Result in Losses to the Trust
     The institutions, including, but not limited to, the futures broker the over-the-counter counterparty, the Cash Manager and the Custodian, with which the Trust trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Trust. The futures broker is generally required by U.S. law to segregate all funds received from such broker’s customers from such broker’s proprietary assets. If the futures broker did not do so to the full extent required by law, the assets of the Trust might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcy, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the futures broker as margin) was held by the futures broker. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. The futures brokers have been the subject of regulatory and private causes of actions.
     The recent events surrounding the bankruptcies or similar proceedings with respect to various parties have demonstrated the risk that assets that a trader such as the Trust believed were custodial under statutory and regulatory protections could be subject to various risks, and apparently significant losses incurred by many hedge funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings and its affiliates illustrate the risks incurred in other derivatives trading and brokerage arrangements. Although Campbell & Company had no assets held at Lehman Brothers or its affiliates at the time of its bankruptcy, and accounts held by Campbell & Company suffered no losses as a result of the Lehman Brothers bankruptcy, there is no guarantee that Campbell & Company traded assets would be immune from such losses if a similar scenario were to occur in the future.
Investors Must Not Rely on the Past Performance of Either Campbell & Company or the Trust in Deciding Whether to Buy Units
     The future performance of the Trust is not predictable, and no assurance can be given that the Trust will perform successfully in the future in as much as past performance is not necessarily indicative of future results. Additionally, the markets in which the Trust operates have been severely disrupted over the past year or more, so results observed in earlier periods may have little relevance to the results observable in the current environment.
Conflicts of Interest Exist in the Structure and Operation of the Trust
     Campbell & Company has not established any formal procedures to resolve the following conflicts of interest. Consequently, there is no independent control over how Campbell & Company resolves these conflicts which can be relied upon by investors as ensuring that the Trust is treated equitably with other Campbell & Company clients.

     Campbell & Company has a conflict of interest because it acts as the managing owner and sole trading advisor for the Trust.
     Since Campbell & Company acts as both trading advisor and managing owner for the Trust, it is very unlikely that its advisory contract will be terminated by the Trust. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of a brokerage fee of up to 2.85% (of which 2.5% is retained) and a 20% performance fee. Campbell & Company, as managing owner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.
     Subject to the limit on selling agent compensation, selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Trust, so a conflict exists between the selling agent’s interest in maximizing compensation and in advising its clients to make investment decisions in the client’s best interests.
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
The Trust Places Significant Reliance on Campbell & Company and the Incapacity of its Principals Could Adversely Affect the Trust
     Unitholders are not entitled to participate in the management of the Trust or the conduct of its business. Rather, the Trust is wholly dependent upon the services of the managing owner. There can be no assurance that such services will be available for any length of time following the term of the Advisory Agreement. Furthermore, the incapacity of the managing owner’s principals could have a material and adverse effect on the managing owner’s ability to discharge its obligations under the Advisory Agreement. However, there is no individual principal at Campbell & Company whose absence would result in a material adverse effect on Campbell & Company’s ability to adequately carry out its advisory responsibilities.
The Trust Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Disrupting Your Investment Portfolio Allocation
     The managing owner may withdraw from the Trust upon 120 days’ notice, which would cause the Trust to terminate. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and disrupt the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.
The Trust Is Not A Regulated Investment Company and Therefore Is Subject to Different Protections Than a Regulated Investment Company
     Although the Trust and Campbell & Company are subject to regulation by the CFTC, the Trust is not an investment company subject to the Investment Company Act of 1940 and Campbell & Company is not registered as an investment adviser under the Investment Advisers Act of 1940. Accordingly, you do not have the protections afforded by those statutes which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the adviser and the investment company.

Forwards, Options, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation; Therefore, the Trust Will Not Receive the Same Protections on These Transactions
     The Trust trades foreign exchange contracts and options in the interbank market. In the future, the Trust may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate for floating rate interest. Hybrids are instruments which combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming more liquid. There is no exchange or clearinghouse for these contracts and they are not regulated by the CFTC. The Trust will not receive the protections which are provided by the CFTC’s regulatory scheme for these transactions.
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
Transfers Could be Restricted
     Unitholders may transfer or assign units only upon 30 days’ prior written notice to the managing owner and only if the managing owner is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Trust. A transferee shall not become a substituted unitholder without the written consent of the managing owner.
Restrictions on Investment by ERISA Plans, Employee Retirement Income Security Act of 1974
     The managing owner anticipates that the underlying assets of the Trust may be considered for purposes of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”), to be assets of certain employee benefit plans and other Plans that purchase units. Under such circumstances, the investments of the Trust and the activities of the managing owner will be subject to and, in certain cases, limited by, ERISA and the Code.

     When considering an investment in the Trust of the assets of an ERISA Plan, a fiduciary with respect to such plan should consider, among other things: (i) the definition of “Plan assets” under ERISA and regulations issued by the Department of Labor (“DOL”) regarding the definition of Plan assets; (ii) whether the investment satisfies the diversification requirements of Section 404(a)(1) of ERISA; (iii) whether the investment satisfies the prudence requirements of Section 404(a)(1) of ERISA; and (iv) that there will be no secondary market in which such fiduciary can sell or otherwise dispose of the units.
A Single-Advisor Fund May be More Volatile Than a Multi-Advisor Fund
     The Trust is a single-advisor managed futures fund. Potential investors should understand that many managed futures funds are structured as multi-advisor funds in order to attempt to control risk and reduce volatility through combining advisors whose historical performance records have exhibited a significant degree of non-correlation with each other. As a single-advisor managed futures fund, the Trust may have increased performance volatility and a higher risk of loss than investment vehicles employing multiple advisors.
The Performance Fee Could be an Incentive to Make Riskier Investments
     Campbell & Company employs a speculative strategy for the Trust, and receives performance fees based on the trading profits earned by it for the Trust. Campbell & Company would not agree to manage the Trust’s account in the absence of such a performance fee arrangement. Accordingly, Campbell & Company may make investments that are riskier than might be made if the Trust’s assets were managed by a trading advisor that did not require performance-based compensation.
The Trust May Distribute Profits to Unitholders at Inopportune Times
     Campbell & Company reserves the right to make distributions of profits of the Trust to the unitholders at any time in its sole discretion in order to control the growth of the assets under Campbell & Company’s management. Unitholders will have no choice in receiving these distributions as income, and may receive little notice that these distributions are being made. Distributions may be made at an inopportune time for the unitholders.
Potential Inability to Trade or Report Due to Systems Failure
     Campbell & Company’s strategies are dependent to a significant degree on the proper functioning of its internal computer systems. Accordingly, systems failures, whether due to third party failures upon which such systems are dependent or the failure of Campbell & Company’s hardware or software, could disrupt trading or make trading impossible until such failure is remedied. Any such failure, and consequential inability to trade (even for a short time), could, in certain market conditions, cause the Trust to experience significant trading losses or to miss opportunities for profitable trading. Additionally, any such failures could cause a temporary delay in reports to investors.
Failure to Receive Timely and Accurate Market Data from Third Party Vendors Could Cause Disruptions or the Inability to Trade
     Campbell & Company’s strategies are dependent to a significant degree on the receipt of timely and accurate market data from third party vendors. Accordingly, the failure to receive such data in a timely manner or the receipt of inaccurate data, whether due to the acts or omissions of such third party vendors or otherwise, could disrupt trading to the detriment of the Trust or make trading impossible until such failure or inaccuracy is remedied. Any such failure or inaccuracy could, in certain market conditions, cause the Trust to experience significant trading losses, effect trades in a manner which it otherwise would not have done, or miss opportunities for profitable trading. For example, the receipt of inaccurate market data may cause Campbell & Company to establish (or exit) a position which it otherwise would not have established (or exited), or fail to establish (or exit) a position which it otherwise would have established (or exited), and any subsequent correction of such inaccurate data may cause Campbell & Company to reverse such action or inaction, all of which may ultimately be to the detriment of the Trust.

Item 1B.	Unresolved Staff Comments
     None

Item 2.	Properties
     The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash, U.S. Treasury Bills, and other fixed income securities.

Item 3.	Legal Proceedings
     Campbell & Company is not aware of any material legal proceedings to which the Registrant is a party or to which any of their assets are subject.

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
     Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2009, there were 109 Unitholders in the Registrant and 18,862.150 Units of Beneficial Interest outstanding.
     Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.
     The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data
     The following summarized financial information is for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Total Assets	$31,009,469	$36,668,639	$37,566,581	$43,619,109	$40,221,009

Total Unitholder’s Capital	29,002,062	35,835,483	36,288,756	42,871,715	39,856,467

Total Net Trading Gain (Loss) (includes brokerage commissions)	(826,016)	1,568,937	(4,880,807)	2,971,747	5,125,300
Net Income (Loss)	(1,807,668)	977,473	(4,555,069)	3,250,791	4,799,375

Net Income (Loss) Per Managing Owner and Other Unitholder Unit *	(85.69)	43.49	(195.52)	135.31	204.75
Increase (Decrease) in Net Asset Value Per Managing Owner and Other Unitholder Unit	(94.41)	28.40	(211.94)	123.59	190.55

*	- Based on weighted average number of units outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2009 and 2008.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	2009	2009	2009	2009
Total Net Trading Gain(Loss) (net of brokerage Commissions)	$75,143	$(2,137,482)	$1,317,012	$(80,689)
Net Income (Loss)	(207,164)	(2,392,807)	1,078,786	(286,483)

Net Income (Loss) per Managing Owner and Other Unitholder Unit	(9.33)	(110.22)	52.82	(14.29)
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	(12.84)	(113.43)	49.41	(17.55)
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,619.15	1,505.72	1,555.13	1,537.58

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	2008	2008	2008	2008
Total Net Trading Gain(Loss) (net of brokerage Commissions)	$693,007	$2,185,179	$(1,217,518)	$(91,731)
Net Income (Loss)	659,620	2,045,059	(1,366,878)	(360,328)

Net Income (Loss) per Managing Owner and Other Unitholder Unit	28.97	91.39	(61.14)	(16.08)
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	25.13	87.87	(64.92)	(19.68)
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,628.72	1,716.59	1,651.67	1,631.99

*	- Based on weighted average number of units outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

     The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward and option contracts which are traded in the inter-bank market).
Capital Resources
     The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.
     The Trust maintains 40-80% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions and additions are taken into account each month, the trade levels of the Trust are adjusted and positions in the instruments the Trust trades are added or liquidated on a pro-rata basis to meet those increases or decreases in trade levels.
Liquidity
     Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust’s commodity futures trading operations, the Trust’s assets are expected to be highly liquid.
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
     The managing owner deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. The custodial account constitutes approximately 40% to 80% of the Trust’s assets and is invested directly by Wilmington Trust Investment Management LLC (“Wilmington”). Wilmington is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940. Wilmington does not guarantee any interest or profits will accrue on the Trust’s assets in the custodial account. Wilmington will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.
     The Trust occasionally receives margin calls (requests to post more collateral) from its futures broker or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody account at Northern Trust to the margin accounts. In the past 3 years, the Trust has not needed to liquidate any position as a result of a margin call.
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
Results of Operations
     The returns for the years ended December 31, 2009, 2008 and 2007 were (5.78)%, 1.77% and (11.67)%, respectively. The following is a discussion of the brokerage and performance fees accrued and paid. During the years ended December 31, 2009, 2008, and 2007, the Trust accrued brokerage fees in the amount of $941,871, $1,055,055 and $1,157,288, respectively, and paid brokerage fees in the amounts of $952,313, $1,063,516 and $1,170,369, respectively. During the years ended December 31, 2009, 2008, and 2007, the Trust accrued and paid performance fees in the amount of $0, $0, and $270,167, respectively.
2009
     For the 2009 decrease of 5.78%, approximately 1.74% was due to trading losses (before commissions) and approximately 0.15% due to investment income offset by approximately (4.19)% due to brokerage fees, operating costs and offering costs borne by the Trust. An analysis of the 1.74% trading loss by sector is as follows:

Sector	% Gain (Loss)
Currencies	3.41%
Commodities	(0.32)
Stock Indices	(0.68)
Interest Rates	(4.15)

(1.74)%

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
     The risk pendulum continued to swing between “risk on” and “risk off” during the month of October, culminating in “risk off” at month-end and impacting all sectors of the portfolio. As global equity markets fell, commodities fell in tandem and the U.S. Dollar rallied along with fixed income in a thematic trade tied to central bank activity. While the Trust’s risk exposure to equity indices was relatively low, our net long position yielded the largest sector loss during the month. The high volatility environment for mean-reversion equity trading was quite favorable, resulting in gains in the cash equities statistical models in both U.S. and Japan. The perseverance of the “risk off” trade at month-end resulted in modest losses in foreign exchange, modest gains in commodities.
     November saw strong trends generate a return of 3.03%, with solid gains in interest rates, foreign exchange, and commodities. Weaker than expected new home sales to start the month, the Federal Open Market Committee’s retention of “extended period” language at mid-month, and a flight to quality at month-end fueled by fears over Dubai debt pushed bond prices higher throughout the month. Thus, trading in fixed income contributed to strong gains from both the short and long end of the curve; foreign exchange trading profited from a continued downward trend of the U.S. Dollar; and commodity trading benefitted from gains in precious metals.
     In December, the markets saw a rapid reversal in fixed income and the U.S. Dollar. Inflationary fears subsided as better than expected U.S. economic data fueled equity prices higher and bond prices lower. While market participants seemed to be trading at reduced risk levels, price trends were inconsistent leading into the holiday break, causing losses for many systematic managers, including Campbell. Sharp losses in fixed income trading and modest losses in foreign exchange outweighed solid gains in cash equities and equity indices trading, resulting in a net loss for the month.
2008
     For the 2008 increase of 1.77%, approximately 4.43% was due to trading gains (before commissions) and approximately 1.51% due to interest income offset by approximately (4.17)% due to brokerage fees, operating costs and offering costs borne by the Trust. An analysis of the 4.43% trading gain by sector is as follows:

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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2009, 2008 and 2007 and the trading gains/losses by market category for the years then ended.
December 31, 2009

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.90%	3.41%
Interest Rates	0.68%	(4.15)%
Stock Indices	0.45%	(0.68)%
Commodities	0.41%	(0.32)%

Aggregate/Total	1.62%	(1.74)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2009, approximately (1.74)% was due to trading gains (before commissions) and approximately 0.15% due to interest income offset by approximately (4.19)% was due to brokerage fees, operating costs and offering costs borne by the Trust offset by giving a net return of (5.78)%.

December 31, 2008

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.51)%
Interest Rates	0.30%	(4.51)%
Stock Indices	0.18%	9.10%
Commodities	0.05%	0.35%

Aggregate/Total	0.60%	4.43%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2008, approximately 4.43% was due to trading gains (before commissions) and approximately 1.51% due to interest income offset by approximately (4.17)% was due to brokerage fees, operating costs and offering costs borne by the Trust offset by giving a net return of 1.77%.
December 31, 2007

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	(7.17)%
Stock Indices	0.51%	(2.53)%
Interest Rates	0.42%	1.10%
Metals	0.14%	(0.73)%
Energy	0.08%	(1.99)%

Aggregate/Total	1.72%	(11.32)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2007, approximately 11.32% was due to trading losses (before commissions) and approximately 4.91% due to brokerage fees, performance fees and operating and offering costs borne by the Trust offset by approximately 4.56% of interest income giving a net return of (11.67)%.

Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Trust as of December 31, 2009, by market sector.
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
Stock Indices
     The Trust’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain, Taiwan, and Netherlands). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being “whipsawed” into numerous small losses).
Energy
     The Trust’s primary energy market exposure is to crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
     The Trust’s metals market exposure is to fluctuations in the price of gold, silver, copper, nickel and zinc.
Agricultural
     The Trust’s agricultural exposure was to the fluctuations in the price of wheat, corn, coffee, and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of December 31, 2009.
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
     Campbell & Company manages the risk of the Trust’s non-trading instruments of Treasury Bills held for margin purposes by limiting the duration of such instruments to no more than six months. Campbell & Company manages the risk of the Trust’s fixed income securities held for cash management purposes by restricting the cash managers to investing in securities that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.
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
     Financial statements meeting the requirements of Regulation S-X appear beginning on Page 31 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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
Management’s Annual Report on Internal Control over Financial Reporting
     Campbell & Company, Inc. (“CCI”), the managing owner of the Trust, is responsible for the management of the Trust. Management of CCI (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Management’s internal control over financial reporting includes those policies and procedures that:
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
     Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009. In making this assessment, Management used the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, the Trust’s internal control over financial reporting was effective.
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
     There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2009.

PART III
Item 10.  Directors and Executive Officers of the Registrant
     The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is located at 2850 Quarry Lake Drive, Baltimore, Maryland 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:
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
     Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Chief Investment Officer and Director of Research since July 2007, was Executive Vice President-Research from March 2003 to June 2007 and Chief Operating Officer from June 2005 to June 2007. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. Mr. Heerdt is also the Vice President and Chief Investment Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 to March 2003, he was the sole proprietor of Integrity Consulting, a start-up business consulting firm. From December 1990 to February 2002, Mr. Heerdt worked for Moore Capital

Management, Inc., a private investment management firm, and its affiliates, where he was a Director and a Managing Director. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective April 15, 2003, April 15, 2003 and April 1, 2003, respectively. Mr. Heerdt became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively. On March 12, 2010, by mutual agreement, Chief Investment Officer Kevin Heerdt left Campbell & Company to pursue other interests. Going forward, management of the research and investment process at Campbell will be conducted by an Investment Committee chaired by Campbell’s Vice Chairman Bruce Cleland. Other members of the Investment Committee will be Research Director, Xiaohua Hu, PhD, and Chief Operating Officer Will Andrews.
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
Audit Committee Financial Expert
     The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Trust, has determined that Gregory T. Donovan qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.
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
     The Registrant is managed by its managing owner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to 2.85% of the Registrant’s month-end Net Assets per year. From such 2.85% Brokerage Fee, Campbell & Company remits 0.35% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Unitholders. Campbell & Company retains the remaining 2.5% as management fees (2% for providing advisory fees and 0.5% for acting as managing owner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income. The performance fee is paid on the cumulative increase if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a “High Water Mark”). In determining the fees in this paragraph, adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The brokerage fee and performance fee are typically paid in the month following the month in which they are earned. The brokerage fee and performance fee are paid from the available cash at the Trust’s bank, broker or cash management accounts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2009, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company. As of December 31, 2009, the following beneficial owners owned more than five percent of the Units:

Name of Beneficial Owner	Number of Units Owned	Percentage of Trust
Campbell & Company, Inc. 401(k) Plan	13,958.734	74.00%
Campbell & Company, Inc.	1,413.580	7.49%
(b)	Security Ownership of Management. As of December 31, 2009, Campbell & Company owned 1,413.580 Units of Managing Owner Interest having a value of $2,173,492. Units of Managing Owner Interest will always be owned by Campbell & Company in its capacity as managing owner.

Item 13.	Certain Relationships and Related Transactions
     See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14.	Principal Accounting Fees and Services
     The principle accountant for the year ended December 31, 2009 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2009 and 2008 were $36,450 and $60,050, respectively.

(b)	Audit Related Fees

The aggregate fees billed for professional services rendered by the principal accountant in connection with Sarbanes Oxley compliance for the years ended December 31, 2009 and 2008 were $5,070 and $0, respectively.

(c)	Tax Fees

None

(d)	All Other Fees

None

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 40 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibit

Exhibit Number	Description of Document
1.01	Selling Agreement among the Registrant, Campbell & Company, PaineWebber Incorporated and the Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

1.02	Additional Selling Agreement among the Registrant, Campbell & Company and the Additional Selling Agent. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

3.01	Declaration of Trust and Trust Agreement of the Registrant dated May 1, 2000. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on May 22, 2000).

Exhibit Number	Description of Document
3.02	Certificate of Trust of the Registrant. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on November 9, 2000).

3.03	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 12 to Form S-1 (No. 333-74014) filed on September 24, 2009).

10.01	Customer Agreement between the Registrant and Paine Webber Incorporated. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

10.02	Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 12 to Form S-1 (No. 333-74014) filed on September 24, 2009).

10.03	Escrow Agreement between the Registrant and Mercantile Safe Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001).

10.04	International Swap Dealers Association, Inc. Master Agreement between the Registrant and ABN AMRO Bank, N.V., Chicago Branch. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 1 to Form S-1 (No. 333-74014) filed on December 12, 2002).

10.05	International Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on February 26, 2001.)

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

CAMPBELL ALTERNATIVE ASSET TRUST
By:	CAMPBELL & COMPANY, INC. Managing Owner

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., Managing Owner of the Registrant indicated on March 31, 2010.

Signature	Capacity

/s/ D. Keith Campbell
D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland
Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks
Theresa D. Becks	Chief Executive Officer

/s/ Gregory T. Donovan
Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer

CAMPBELL ALTERNATIVE ASSET TRUST
ANNUAL REPORT
December 31, 2009

CAMPBELL ALTERNATIVE ASSET TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of Campbell Alternative Asset Trust
We have audited the accompanying statements of financial condition of Campbell Alternative Asset Trust (the “Trust”), including the condensed of schedules of investments, as of December 31, 2009 and 2008, and the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2009. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
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
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Alternative Asset Trust as of December 31, 2009 and 2008, the results of its operations, cash flows, changes in its unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Princeton, New Jersey
March 26, 2010

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2009
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	United States
	Financials (cost $1,100,000)	$1,100,627	3.79%

	Commercial Paper
	Germany
	Materials (cost $588,603)	$588,850	2.03%

	Netherlands
	Consumer Discretionary (cost $827,966)	$827,971	2.85%

	United States
	Consumer Discretionary	$2,048,923	7.06%
	Consumer Staples	$1,523,579	5.25%
	Energy	$924,969	3.19%
	Financials	$1,708,792	5.89%
	Industrials
$2,290,000	Avery Dennison Corporation Due 01/04/2010	$2,289,921	7.90%
	Municipal	$6,549,496	22.58%
	Telecommunications	$382,987	1.32%

	Total United States (cost $15,424,662)	$15,428,667	53.19%

	Total Commercial Paper (cost $16,841,231)	$16,845,488	58.07%

	Corporate Bonds
	United States
	Financials (cost $1,395,877)	$1,397,647	4.82%

	Government And Agency Obligations
	United States
	US Government Agency	$4,249,147	14.65%
	US Treasury Bill
$5,000,000	U.S. Treasury Bills Due 04/01/2010*	$4,999,431	17.24%
$1,650,000	U.S. Treasury Bills Due 03/25/2010*	$1,649,753	5.69%

	Total United States (cost $10,896,184)	$10,898,331	37.58%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $34,246)	$34,246	0.12%

	Total Fixed Income Securities (cost $30,267,538)	$30,276,339	104.38%

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2009
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$(3,889)	(0.01)%
Energy	$18,479	0.06%
Long-term interest rates	$(252,217)	(0.87)%
Metals	$163,924	0.57%
Short-term interest rates	$(100,836)	(0.35)%
Stock indices	$213,758	0.74%

Total long futures contracts	$39,219	0.14%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$838	0.00%
Long-term interest rates	$11,956	0.04%
Metals	$(107,732)	(0.37)%

Total short futures contracts	$(94,938)	(0.33)%

Total futures contracts	$(55,719)	(0.19)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$(1,124,565)	(3.88)%
Various short forward currency contracts	$859,412	2.96%

Total forward currency contracts	$(265,153)	(0.92)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS
See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2009

Description	Values ($)	% of Net Asset Value
Purchased options on forward currency contracts (premiums paid — $70,105)	$70,935	0.24%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $21,883)	$(19,069)	(0.07)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2008
FIXED INCOME SECURITIES
     UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description	Values ($)	% of Net Asset Value
$1,100,000	01/02/2009	U.S. Treasury Bills	$1,100,000	3.07%

Total United States government securities (cost, including accrued interest, — $1,100,000)			$1,100,000	3.07%

LONG FUTURES CONTRACTS

Description	Values ($)	% of Net Asset Value
Stock indices	$11,598	0.03%
Short-term interest rates	$46,855	0.13%
Long-term interest rates	$62,096	0.17%

Total long futures contracts	$120,549	0.33%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Energy	$(8,848)	(0.03)%
Metals	$(22,893)	(0.06)%
Stock indices	$(40,610)	(0.11)%
Short-term interest rates	$125	0.00%
Long-term interest rates	$(54,477)	(0.15)%

Total short futures contracts	$(126,703)	(0.35)%

Total futures contracts	$(6,154)	(0.02)%

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
See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Financial Condition
December 31, 2009 And 2008

	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$695,155	$33,954,446
Restricted cash	0	1,180,793
Fixed income securities (cost $4,999,431 and $0, respectively)	4,999,431	0
Net unrealized gain (loss) on open futures contracts	(55,719)	(6,154)

Total equity in broker trading accounts	5,638,867	35,129,085

Cash	279,164	269,764
Fixed income securities (cost $25,268,107 and $1,100,000, respectively)	25,276,908	1,100,000
Options purchased, at fair value (premiums paid — $70,105 and $13,775, respectively)	70,935	7,494
Net unrealized gain (loss) on open forward currency contracts	(265,153)	159,738
Interest receivable	7,530	558
Prepaid expenses	1,218	2,000

Total assets	$31,009,469	$36,668,639

LIABILITIES
Accounts payable	$31,880	$66,072
Brokerage fee	18,138	28,580
Options written, at fair value (premiums received — $21,883 and $50,507, respectively)	19,069	45,850
Accrued commissions and other trading fees on open contracts	4,701	1,593
Offering costs payable	5,727	9,025
Redemptions payable	1,927,892	682,036

Total liabilities	2,007,407	833,156

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner - 1,413.580 redeemable units outstanding at December 31, 2009 and December 31, 2008	2,173,492	2,306,948
Other Unitholders - 17,448.570 and 20,544.542 redeemable units outstanding at December 31, 2009 and December 31, 2008	26,828,570	33,528,535

Total unitholders’ capital (Net Asset Value)	29,002,062	35,835,483

Total liabilities and unitholders’ capital (Net Asset Value)	$31,009,469	$36,668,639

See Accompanying Notes to Financial Statements

Campbell Alternative Asset Trust
Statements of Operations
For The Years Ended December 31, 2009, 2008 And 2007

	2009	2008	2007
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(1,734,107)	$2,020,401	$(784,118)
Change in unrealized	(49,564)	(203,665)	(885,438)
Brokerage commissions	(47,647)	(53,459)	(72,611)

Net gain (loss) from futures trading	(1,831,318)	1,763,277	(1,742,167)

Forward currency and options on forward currency trading gains (losses)

Realized	1,430,644	(1,162,559)	(874,349)
Change in unrealized	(419,623)	969,895	(2,235,565)
Brokerage commissions	(5,719)	(1,676)	(28,726)

Net gain (loss) from forward currency and options on forward currency trading	1,005,302	(194,340)	(3,138,640)

Total net trading gain (loss)	(826,016)	1,568,937	(4,880,807)

NET INVESTMENT INCOME (LOSS)
Income
Investment income	40,809	554,492	1,850,313
Realized gain (loss) on fixed income securities	(1,277)	0	0
Change in unrealized gain (loss) on fixed income securities	8,801	0	0

Total investment income	48,333	554,492	1,850,313

Expenses
Brokerage fee	941,871	1,055,055	1,157,288
Performance fee	0	0	270,167
Operating expenses	88,114	90,901	97,120

Total expenses	1,029,985	1,145,956	1,524,575

Net investment income (loss)	(981,652)	(591,464)	325,738

NET INCOME (LOSS)	$(1,807,668)	$977,473	$(4,555,069)

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the year)	$(85.69)	$43.49	$(195.52)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$(94.41)	$28.40	$(211.94)

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Cash Flows
For The Years Ended December 31, 2009, 2008 And 2007

	2009	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$(1,807,668)	$977,473	$(4,555,069)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	460,386	(766,230)	3,121,003
(Increase) decrease in restricted cash	1,180,793	(1,180,793)	0
(Increase) decrease in option premiums paid	(56,330)	60,384	(44,384)
Increase (decrease) in option premiums received	(28,624)	8,662	24,509
(Increase) decrease in interest receivable	(6,972)	7,336	12,658
(Increase) decrease in prepaid expenses	782	(2,000)	0
Increase (decrease) in accounts payable and accrued expenses	(41,526)	12,709	(48,656)
Net maturities (purchases) of investments in fixed income securities	(29,167,537)	32,795,758	651,527

Net cash from (for) operating activities	(29,466,696)	31,913,299	(838,412)

Cash flows from (for) financing activities
Addition of units	1,906,380	2,404,879	2,880,078
Redemption of units	(5,388,845)	(3,949,714)	(3,583,534)
Offering costs paid	(300,730)	(335,846)	(369,590)

Net cash from (for) financing activities	(3,783,195)	(1,880,681)	(1,073,046)

Net increase (decrease) in cash	(33,249,891)	30,032,618	(1,911,458)
Unrestricted cash
Beginning of year	34,224,210	4,191,592	6,103,050

End of year	$974,319	$34,224,210	$4,191,592

End of year cash consists of:
Cash in broker trading accounts	$695,155	$33,954,446	$2,538,672
Cash	279,164	269,764	1,652,920

Total end of year cash	$974,319	$34,224,210	$4,191,592

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Changes in unitholders capital (Net Asset Value)
For The Years Ended December 31, 2009, 2008 And 2007

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2006	1,413.580	$2,566,397	22,200.336	$40,305,318	23,613.916	$42,871,715

Net income (loss) for the year ended December 31, 2007		(277,422)		(4,277,647)		(4,555,069)
Additions	0.000	0	1,444.335	2,501,152	1,444.335	2,501,152
Redemptions	0.000	0	(2,428.608)	(4,163,583)	(2,428.608)	(4,163,583)
Offering costs		(22,172)		(343,287)		(365,459)

Balances at December 31, 2007	1,413.580	2,266,803	21,216.063	34,021,953	22,629.643	36,288,756
Net income (loss) for the year ended December 31, 2008		61,100		916,373		977,473
Additions	0.000	0	1,450.873	2,370,941	1,450.873	2,370,941
Redemptions	0.000	0	(2,122.394)	(3,468,513)	(2,122.394)	(3,468,513)
Offering costs		(20,955)		(312,219)		(333,174)

Balances at December 31, 2008	1,413.580	2,306,948	20,544.542	33,528,535	21,958.122	35,835,483
Net income (loss) for the year ended December 31, 2009		(113,540)		(1,694,128)		(1,807,668)
Additions	0.000	0	1,204.263	1,906,380	1,204.263	1,906,380
Redemptions	0.000	0	(4,300.235)	(6,634,701)	(4,300.235)	(6,634,701)
Offering costs		(19,916)		(277,516)		(297,432)

Balances at December 31, 2009	1,413.580	$2,173,492	17,448.570	$26,828,570	18,862.150	$29,002,062

Net Asset Value per Managing Owner and Other Unitholders’ Unit
December 31, 2009	December 31, 2008	December 31, 2007
$1,537.58	$1,631.99	$1,603.59

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Financial Highlights
For The Years Ended December 31, 2009, 2008 And 2007
The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2009, 2008 and 2007. This information has been derived from information presented in the financial statements.

	2009	2008	2007
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$1,631.99	$1,603.59	$1,815.53

Income (loss) from operations:
Total net trading gains (losses) (1)	(33.77)	69.54	(210.23)
Net investment income (loss) (1)	(46.54)	(26.32)	13.98

Total net income (loss) from operations	(80.31)	43.22	(196.25)

Offering costs (1)	(14.10)	(14.82)	(15.69)

Net asset value per unit at end of year	$1,537.58	$1,631.99	$1,603.59

Total Return	(5.78)%	1.77%	(11.67)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	3.13%	3.11%	3.09%
Performance fee	0.00%	0.00%	0.67%

Total expenses	3.13%	3.11%	3.76%

Net investment income (loss) (2)	(2.98)%	(1.61)%	1.47%

Total returns are calculated based on the change in value of a unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the year. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.
See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2009
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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At December 31, 2009 and December 31, 2008, the 401(K) Plan held approximately 74% and 68% of the Trust’s outstanding units, respectively.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet, (formerly FAS No. 39 — “Offsetting of Amounts Related to Certain Contracts”). The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

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

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2009
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the year ended December 31, 2009, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of December 31, 2009 and December 31, 2008.

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$30,276,339	$0	$30,276,339
Other Financial Instruments
Exchange-traded futures contracts	(55,719)	0	0	(55,719)
Forward currency contracts	0	(265,153)	0	(265,153)
Options purchased	0	70,935	0	70,935
Options written	0	(19,069)	0	(19,069)

Total	$(55,719)	$30,063,052	$0	$30,007,333

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2009

	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,100,000	$0	$1,100,000
Other Financial Instruments
Exchange-traded futures contracts	(6,154)	0	0	(6,154)
Forward currency contracts	0	159,738	0	159,738
Options purchased	0	7,494	0	7,494
Options written	0	(45,850)	0	(45,850)

Total	$(6,154)	$1,221,382	$0	$1,215,228

D.	Income Taxes

The Trust prepares calendar year U.S. federal and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each unitholder is individually responsible for reporting income or loss based on such unitholder’s respective share of the Trust’s income and expenses as reported for income tax purposes.

Management has continued to evaluate the application of ASC 740, Income Taxes (formerly FIN No. 48, “Accounting for Uncertainty in Income Taxes”) to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2006 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At December 31, 2009 and December 31, 2008, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $5,727 and $9,025, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At December 31, 2009 and December 31, 2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $25,094 and $114,051, respectively.

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2009
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

G.	Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The impact of this guidance on the Trust’s financial statements and disclosures, if any, is currently being assessed.
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

The Trust pays a monthly brokerage fee of 1/12 of 2.85% (2.85% annualized) of month-end net assets to Campbell & Company and approximately $4 per round turn to the broker for execution and clearing costs. Such costs are limited to 3.5% of average month-end net assets per year. From the 2.85% fee, a portion (0.35%) is used to compensate selling agents for administrative services and a portion (2.5%) is retained by Campbell & Company for trading and management services rendered.

Campbell & Company is also paid a performance fee equal to 20% of New Appreciation (as defined) calculated as of the end of each calendar quarter and upon redemption of units. More specifically, the performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a “High Water Mark”) adjusting for investment income. In determining the brokerage and performance fees, adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The brokerage fee and performance fee are typically paid in the month following the month in which they are earned. The brokerage fee and performance fee are paid from the available cash at the Trust’s bank, broker or cash management accounts.

Campbell & Company rebates to the 401(K) Plan the brokerage fee and the performance fee applicable to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2009
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
Note 5. DEPOSITS WITH BROKER
The Trust deposits assets with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Trust typically earns interest income on its assets deposited with the broker.
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
Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2009
activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer trusts subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated Trusts available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2009 and December 31, 2008 was $6,649,184 and $1,100,000, respectively, which equals 23% and 3% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2009 and December 31, 2008 was $102,855 and $257,949, respectively, which equals 0% and 1% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbank market maker at December 31, 2009 and December 31, 2008 was restricted cash for margin requirements of $0 and $1,180,793 respectively, which equals 0% and 3% of Net Asset Value respectively.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Gross unrealized gains	$529,851	$192,722	$1,199,815	$977,900
Gross unrealized losses	(585,570)	(198,876)	(1,461,324)	(819,786)

Net unrealized gain (loss)	$(55,719)	$(6,154)	$(261,509)	$158,114

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2009
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

The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of December 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$12,155	$(15,206)	$(3,051)
Energy Contracts	Equity in broker trading accounts	19,804	(1,325)	18,479
Metal Contracts	Equity in broker trading accounts	223,512	(167,320)	56,192
Stock Indices Contracts	Equity in broker trading accounts	231,004	(17,246)	213,758
Short-Term Interest Rate Contracts	Equity in broker trading accounts	0	(100,836)	(100,836)
Long Term Interest Rate Contracts	Equity in broker trading accounts	43,376	(283,637)	(240,261)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	1,170,194	(1,435,347)	(265,153)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	70,935	0	70,935
Written Options on Forward Currency Contracts	Options written, at fair value	0	(19,069)	(19,069)

Totals		$1,770,980	$(2,039,986)	$(269,006)

*	Derivatives not designated as hedging instruments under ASC 815
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the year ended December 31, 2009 is as follows:

Trading Revenue for
the Year Ended
Type of Instrument	December 31, 2009
Agricultural Contracts	$(111,725)
Energy Contracts	(482,311)
Metal Contracts	441,641
Stock Indices Contracts	(342,289)
Short-Term Interest Rate Contracts	(177,489)
Long Term Interest Rate Contracts	(1,121,620)
Forward Currency Contracts	593,074
Purchased Options on Forward Currency Contracts	(668,111)
Written Options on Forward Currency Contracts	1,086,058

Total	$(782,772)

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2009

Trading Revenue for
the Year Ended
Line Item in the Statement of Operations	December 31, 2009
Futures trading gains (losses):
Realized	$(1,744,229)
Change in unrealized	(49,564)
Forward currency and options on forward currency trading gains (losses):
Realized	1,430,644
Change in unrealized	(419,623)

Total	$(782,772)

For the year ended December 31, 2009, the monthly average of futures contracts bought and sold was approximately 900, and the monthly average of notional value of forward currency and options on forward currency contracts was $175,300,000.

Open contracts generally mature within three months; as of December 31, 2009, the latest maturity date for open futures contracts is March 2011, the latest maturity date for open forward currency contracts is March 2010, and the latest expiry date for options on forward currency contracts is January 2010. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close open positions. Campbell & Company controls the risk of the Fund’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

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
December 31, 2009
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
Note 10. SUBSEQUENT EVENTS
Management of the Trust has evaluated subsequent events through the date the financial statements were issued. There are no subsequent events to disclose or record.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Chief Financial Officer	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Chief Financial Officer	E 5

E-1