Form 10-Q
period 2010-03-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2010-05-17
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company: in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Total number of Pages: 31

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2010 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	Australia
	Financials (cost $900,000)	$899,892	3.20%

	Canada
	Financials (cost $900,000)	$900,288	3.20%

	Netherlands
	Financials (cost $1,000,051)	$1,000,000	3.56%

	Total Bank Deposits (cost $2,800,051)	$2,800,180	9.96%

	Commercial Paper
	United States
	Consumer Discretionary	$3,009,496	10.71%
	Consumer Staples	$2,523,645	8.98%
	Industrials	$398,021	1.42%
	Municipal	$4,106,184	14.61%
	Utilities	$999,907	3.56%

	Total United States (cost $11,035,845)	$11,037,253	39.28%

	Corporate Bonds
	United States
	Financials (cost $2,476,768)	$2,478,522	8.82%

	Government And Agency Obligations
	United States
	US Government Agency
	Federal National Mortgage Association
$1,000,000	Due 05/27/2011	$1,000,170	3.56%
	Federal National Mortgage Association
$1,000,000	Due 09/20/2010	$998,853	3.55%
	US Government Agency	$1,789,817	6.37%
	US Treasury Bill
	U.S. Treasury Bills *
$5,000,000	Due 04/01/2010	$5,000,000	17.79%
	U.S. Treasury Bills *
$2,100,000	Due 04/22/2010	$2,099,871	7.47%

	Total United States (cost $10,888,711)	$10,888,711	38.74%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $2,509)	$2,509	0.01%

	Total Fixed Income Securities (cost $27,203,884)	$27,207,175	96.81%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$(799)	0.00%
Energy	$109,993	0.39%
Metals	$217,946	0.78%
Stock indices	$228,983	0.81%
Short-term interest rates	$78,091	0.28%
Long-term interest rates	$(95,865)	(0.34)%

Total long futures contracts	$538,349	1.92%

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2010 (Unaudited)
SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$56,114	0.20%
Energy	$18,720	0.07%
Metals	$(36,165)	(0.13)%
Stock indices	$(3,947)	(0.01)%
Short-term interest rates	$7,642	0.03%
Long-term interest rates	$53,870	0.19%

Total short futures contracts	$96,234	0.35%

Total futures contracts	$634,583	2.27%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$64,209	0.23%
Various short forward currency contracts	$(27,757)	(0.10)%

Total forward currency contracts	$36,452	0.13%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $59,002)	$50,808	0.18%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $21,917)	$(16,173)	(0.06)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	United States
	Financials (cost $1,100,000)	$1,100,627	3.79%

	Commercial Paper
	Germany
	Materials (cost $588,603)	$588,850	2.03%

	Netherlands
	Consumer Discretionary (cost $827,966)	$827,971	2.85%

	United States
	Consumer Discretionary	$2,048,923	7.06%
	Consumer Staples	$1,523,579	5.25%
	Energy	$924,969	3.19%
	Financials	$1,708,792	5.89%
	Industrials
	Avery Dennison Corporation
$2,290,000	Due 01/04/2010	$2,289,921	7.90%
	Municipal	$6,549,496	22.58%
	Telecommunications	$382,987	1.32%

	Total United States (cost $15,424,662)	$15,428,667	53.19%

	Total Commercial Paper (cost $16,841,231)	$16,845,488	58.07%

	Corporate Bonds
	United States
	Financials (cost $1,395,877)	$1,397,647	4.82%

	Government And Agency Obligations
	United States
	US Government Agency	$4,249,147	14.65%
	US Treasury Bill
	U.S. Treasury Bills *
$5,000,000	Due 04/01/2010	$4,999,431	17.24%
	U.S. Treasury Bills *
$1,650,000	Due 03/25/2010	$1,649,753	5.69%

	Total United States (cost $10,896,184)	$10,898,331	37.58%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $34,246)	$34,246	0.12%

	Total Fixed Income Securities (cost $30,267,538)	$30,276,339	104.38%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$(3,889)	(0.01)%
Energy	$18,479	0.06%
Long-term interest rates	$(252,217)	(0.87)%
Metals	$163,924	0.57%
Short-term interest rates	$(100,836)	(0.35)%
Stock indices	$213,758	0.74%

Total long futures contracts	$39,219	0.14%

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
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2010 (Unaudited) and December 31, 2009

	March 31,	December 31,
	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$895,909	$695,155
Fixed income securities (cost $5,000,000 and $4,999,431, respectively)	5,000,000	4,999,431
Net unrealized gain (loss) on open futures contracts	634,583	(55,719)

Total equity in broker trading accounts	6,530,492	5,638,867
Cash	293,051	279,164
Fixed income securities (cost $22,202,807 and $25,268,107, respectively)	22,207,175	25,276,908
Options purchased, at fair value (premiums paid — $59,002 and $70,105, respectively)	50,808	70,935
Net unrealized gain (loss) on open forward currency contracts	36,452	(265,153)
Interest receivable	3,874	7,530
Prepaid expenses	666	1,218

Total assets	$29,122,518	$31,009,469

LIABILITIES
Accounts payable	$41,112	$31,880
Brokerage fee	17,326	18,138
Options written, at fair value (premiums received — $21,917 and $21,883, respectively)	16,173	19,069
Accrued commissions and other trading fees on open contracts	7,979	4,701
Offering costs payable	5,471	5,727
Redemptions payable	932,172	1,927,892

Total liabilities	1,020,233	2,007,407

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner - 1,413.580 redeemable units outstanding at March 31, 2010 and December 31, 2009	2,101,216	2,173,492
Other Unitholders - 17,492.114 and 17,448.570 redeemable units outstanding at March 31, 2010 and December 31, 2009	26,001,069	26,828,570

Total unitholders’ capital (Net Asset Value)	28,102,285	29,002,062

Total liabilities and unitholders’ capital (Net Asset Value)	$29,122,518	$31,009,469

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months March Ended 31,
	2010	2009
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(1,150,240)	$51,616
Change in unrealized	690,302	(113,516)
Brokerage commissions	(19,695)	(12,848)

Net gain (loss) from futures trading	(479,633)	(74,748)

Forward currency and options on forward currency trading gains (losses)
Realized	(479,481)	379,810
Change in unrealized	295,511	(229,095)
Brokerage commissions	(1,840)	(824)

Net gain (loss) from forward currency and options on forward currency trading	(185,810)	149,891

Total net trading gain (loss)	(665,443)	75,143

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	22,113	2,478
Realized gain (loss) on fixed income securities	(858)	0
Change in unrealized gain (loss) on fixed income securities	(4,433)	0

Total investment income	16,822	2,478

Expenses
Brokerage fee	199,626	259,579
Operating expenses	23,847	25,206

Total expenses	223,473	284,785

Net investment income (loss)	(206,651)	(282,307)

NET INCOME (LOSS)	$(872,094)	$(207,164)

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$(45.45)	$(9.33)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$(51.13)	$(12.84)

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from (for) operating activities
Net income (loss)	$(872,094)	$(207,164)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(981,380)	342,611
(Increase) decrease in restricted cash	0	1,180,793
(Increase) decrease in option premiums paid	11,103	(403)
Increase (decrease) in option premiums received	34	(320)
(Increase) decrease in interest receivable	3,656	351
(Increase) decrease in prepaid expenses	552	1,000
Increase (decrease) in accounts payable and accrued expenses	11,698	(16,966)
Purchases of investments in fixed income securities	(103,931,256)	(35,999,155)
Sales / maturities of investments in fixed income securities	106,995,987	4,850,000

Net cash from (for) operating activities	1,238,300	(29,849,253)

Cash flows from (for) financing activities
Addition of units	1,093,142	883,085
Redemption of units	(2,053,506)	(857,347)
Offering costs paid	(63,295)	(82,453)

Net cash from (for) financing activities	(1,023,659)	(56,715)

Net increase (decrease) in cash	214,641	(29,905,968)
Unrestricted cash
Beginning of period	974,319	34,224,210

End of period	$1,188,960	$4,318,242

End of period cash consists of:
Cash in broker trading accounts	$895,909	$4,066,882
Cash	293,051	251,360

Total end of period cash	$1,188,960	$4,318,242

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2010

Balances at December 31, 2009	1,413.580	$2,173,492	17,448.570	$26,828,570	18,862.150	$29,002,062

Net income (loss) for the three months ended March 31, 2010		(67,633)		(804,461)		(872,094)
Additions	0.000	0	758.588	1,093,142	758.588	1,093,142
Redemptions	0.000	0	(715.044)	(1,057,786)	(715.044)	(1,057,786)
Offering costs		(4,643)		(58,396)		(63,039)

Balances at March 31, 2010	1,413.580	$2,101,216	17,492.114	$26,001,069	18,905.694	$28,102,285

Three Months Ended March 31, 2009

Balances at December 31, 2008	1,413.580	$2,306,948	20,544.542	$33,528,535	21,958.122	$35,835,483

Net income (loss) for the three months ended March 31, 2009		(12,931)		(194,233)		(207,164)
Additions	0.000	0	539.143	883,085	539.143	883,085
Redemptions	0.000	0	(463.512)	(753,578)	(463.512)	(753,578)
Offering costs		(5,219)		(76,753)		(81,972)

Balances at March 31, 2009	1,413.580	$2,288,798	20,620.173	$33,387,056	22,033.753	$35,675,854

Net Asset Value per Managing Owner and Other Unitholders’ Unit
March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
$1,486.45	$1,537.58	$1,619.15	$1,631.99

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2010 and 2009. This information has been derived from information presented in the financial statements.

	Three Months Ended
	March 31,
	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,537.58	$1,631.99

Income (loss) from operations:
Total net trading gains (losses) (1)	(37.07)	3.57
Net investment income (loss) (1)	(10.77)	(12.72)

Total net income (loss) from operations	(47.84)	(9.15)

Offering costs (1)	(3.29)	(3.69)

Net asset value per unit at end of period	$1,486.45	$1,619.15

Total Return (3)	(3.33)%	(0.79)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.15%	3.13%
Performance fee (3)	0.00%	0.00%

Total expenses	3.15%	3.13%

Net investment income (loss) (2),(4)	(2.91)%	(3.11)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholders’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

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
MARCH 31, 2010 (UNAUDITED)
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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At March 31, 2010 and December 31, 2009, the 401(K) Plan held approximately 75% and 74% of the Trust’s outstanding units, respectively.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet, (formerly FAS No. 39 — “Offsetting of Amounts Related to Certain Contracts”). The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

The fair value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

When the Trust writes an option, an amount equal to the premium received by the Trust is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current fair value of option written. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2010, the Trust did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Trust adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	Fair Value at March 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$27,207,175	$0	$27,207,175
Other Financial Instruments
Exchange-traded futures contracts	634,583	0	0	634,583
Forward currency contracts	0	36,452	0	36,452
Options purchased	0	50,808	0	50,808
Options written	0	(16,173)	0	(16,173)

Total	$634,583	$27,278,262	$0	$27,912,845

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$30,276,339	$0	$30,276,339
Other Financial Instruments
Exchange-traded futures contracts	(55,719)	0	0	(55,719)
Forward currency contracts	0	(265,153)	0	(265,153)
Options purchased	0	70,935	0	70,935
Options written	0	(19,069)	0	(19,069)

Total	$(55,719)	$30,063,052	$0	$30,007,333

D.	Income Taxes

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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At March 31, 2010 and December 31, 2009, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $5,471 and $5,727, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and the Trust will have no further obligation to Campbell & Company. At March 31, 2010 and December 31, 2009, the amount of unreimbursed offering costs incurred by Campbell & Company is $8,766 and $25,094, respectively.

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

Certain prior period amounts in the Statement of Cash Flows were reclassified to conform to current period presentation.
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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
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
Note 8. TRADING ACTIVITIES AND RELATED RISKS
The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. The market sensitive instruments held by the Trust are acquired for speculative trading purposes, and all or a substantial amount of the Trust’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust’s main line of business.
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2010 and December 31, 2009 was $7,099,871 and $6,649,184, respectively, which equals 25% and 23% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2010 and December 31, 2009 was $184,901 and $102,855, respectively, which equals 1% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at March 31, 2010 or December 31, 2009.
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
For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Trust’s open positions and, consequently, in its earnings and cash flow. The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Trust pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trust to potentially unlimited liability, and purchased options expose the Trust to a risk of loss limited to the premiums paid. See Note 1. C. for an explanation of how the Trust determines its valuation for derivatives as well as the netting of derivatives.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Gross unrealized gains	$862,753	$529,851	$940,584	$1,199,815
Gross unrealized losses	(228,169)	(585,570)	(906,586)	(1,461,324)

Net unrealized gain (loss)	$634,584	$(55,719)	$33,998	$(261,509)

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
The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of March 31, 2010 and December 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	March 31, 2010	March 31, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$73,092	$(17,777)	$55,315
Energy Contracts	Equity in broker trading accounts	128,713	0	128,713
Metal Contracts	Equity in broker trading accounts	218,262	(36,481)	181,781
Stock Indices Contracts	Equity in broker trading accounts	251,195	(26,159)	225,036
Short-Term Interest Rate Contracts	Equity in broker trading accounts	103,739	(18,005)	85,734
Long-Term Interest Rate Contracts	Equity in broker trading accounts	87,751	(129,746)	(41,995)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	921,177	(884,725)	36,452
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	50,808	0	50,808
Written Options on Forward Currency Contracts	Options written, at fair value	0	(16,173)	(16,173)

Totals		$1,834,737	$(1,129,066)	$705,671

*	Derivatives not designated as hedging instruments under ASC 815

		Asset Derivatives	Liability
		at December 31,	Derivatives at
	Statement of Financial	2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$12,155	$(15,206)	$(3,051)
Energy Contracts	Equity in broker trading accounts	19,804	(1,325)	18,479
Metal Contracts	Equity in broker trading accounts	223,512	(167,320)	56,192
Stock Indices Contracts	Equity in broker trading accounts	231,004	(17,246)	213,758
Short-Term Interest Rate Contracts	Equity in broker trading accounts	0	(100,836)	(100,836)
Long-Term Interest Rate Contracts	Equity in broker trading accounts	43,376	(283,637)	(240,261)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	1,170,194	(1,435,347)	(265,153)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	70,935	0	70,935
Written Options on Forward Currency Contracts	Options written, at fair value	0	(19,069)	(19,069)

Totals		$1,770,980	$(2,039,986)	$(269,006)

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended March 31, 2010 and March 31, 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Type of Instrument	March 31, 2010	March 31, 2009
Agricultural Contracts	$7,142	$0
Energy Contracts	(214,491)	(30,032)
Metal Contracts	(192,929)	(196,328)
Stock Indices Contracts	(553,826)	(288,215)
Short-Term Interest Rate Contracts	856,726	268,275
Long Term Interest Rate Contracts	(358,642)	188,785
Forward Currency Contracts	(41,619)	(64,267)
Purchased Options on Forward Currency Contracts	(314,684)	(73,060)
Written Options on Forward Currency Contracts	172,334	288,042

Total	$(639,989)	$93,200

	Trading Revenue for	Trading Revenue for
	the Three Months	the Three Months
	Ended March 31,	Ended
Line Item in the Statement of Operations	2010	March 31, 2009
Futures trading gains (losses):
Realized	$(1,464,321)	$56,001
Change in unrealized	690,302	(113,516)
Forward currency and options on forward currency trading gains (losses):
Realized	(479,481)	379,810
Change in unrealized	295,511	(229,095)

Total	$(639,989)	$93,200

For the three months ended March 31, 2010 and March 31, 2009, the monthly average of futures contracts bought and sold was approximately 1,640 and 725 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $207,720,000 and $131,600,000 respectively.
Open contracts generally mature within twelve months; as of March 31, 2010, the latest maturity date for open futures contracts is June 2011, the latest maturity date for open forward currency contracts is June 2010, and the latest expiry date for options on forward currency contracts is April 2010. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.
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
Note 10. INTERIM FINANCIAL STATEMENTS
The statements of financial condition, including the condensed schedule of investments, as of March 31, 2010 and December 31, 2009 and the statements of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2010, and the results of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2010 and 2009.
Note 11. SUBSEQUENT EVENTS
Management of the Trust has evaluated subsequent events through the date the financial statements were issued. There are no subsequent events to disclose or record.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $39,602,434 have been accepted during the continuing offering period as of March 31, 2010. Redemptions over the same time period total $40,335,562. The Trust commenced operations on October 1, 2001.
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

Liquidity
Most United States futures exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust’s commodity futures trading operations, the Trust’s assets are expected to be highly liquid.
The entire offering proceeds, without deductions, will be credited to the Trust’s bank brokerage and/or cash management accounts. The Trust meets margin requirements for its trading activities by depositing cash and U.S. government securities with the futures broker and the over-the-counter counterparties. This does not reduce the risk of loss from trading activities. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.
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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Trust invests in futures, forward currency and options on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

Results of Operations
The returns for the three months ending March 31, 2010 and March 31, 2009 were (3.33%) and (0.79%), respectively.
2010
Of the 2010 year-to-date decrease of (3.33)%, approximately (1.08)% was due to brokerage fees, operating costs and offering costs borne by the Trust, approximately (2.31)% was due to trading losses (before commissions) and approximately 0.06% was offset by investment income. During the three months ended March 31, 2010, the Trust accrued brokerage fees in the amount of $140,088 and paid brokerage fees in the amount of $143,167. An analysis of the (2.31%) trading losses by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	1.73%

Currencies	(0.60)

Commodities	(1.43)

Stock Indices	(2.01)

(2.31)%
The New Year begins with an equity sell-off in the second half of the month as global confidence in a steady recovery, again, begins to waver, resulting in trading losses for the Trust’s net long equity indices positions. Primary drivers were related to: (1) China’s efforts to manage growth; (2) questionable stability of the European Union as Greece potentially defaults on sovereign debt; and (3) the potential heavy-handed regulation of the U.S. banking system. As the global risk trade unwound, the Trust’s commodity positions also produced losses, largely in the energy complex and in base metals. The global negative news detracted from a relative positive earnings season and signs of improved economic data. Further losses were recorded in currency trading as the U.S. Dollar was, once again, seen as a safe haven as the economic health of several nations was called into question. Marginal gains were recorded in fixed income as we were able to benefit from the steepening of the yield curve as a result of short-term interest rates being kept at extremely low levels by global central banks.
The first half of February was somewhat subdued as the market digested mixed U.S. employment numbers versus the unemployment rate. By mid-month, the Federal Reserve surprised the markets by deciding to hike the discount rate, in a clear sign that the pace of their exit strategy may be more aggressive than originally anticipated. Our long position in short-term rates, both in the U.S. and Europe, fueled strong gains in the sector for the remainder of the month. Gains were also recorded in currency trading as the Euro currency weakened against most majors on accelerated sovereign fears evidenced by the record high cost of insuring Greek and Portuguese debt. Global equity indices trading produced small losses for the Trust as a result of dealing with diverse global macroeconomic challenges (weakening Euro, China central bank intervention and U.S. employment and earnings season results). While the market finished generally negative in Europe and Asia, the U.S. managed to record a gain on largely upbeat fourth quarter earnings announcements with many S&P constituents beating consensus expectations. Commodity trading resulted in generally negative results as the structural imbalances in Europe, and the strong relative performance of the U.S. economy versus the Eurozone helped “de-link” Europe from the risk trade, keeping commodities in alignment with U.S. stocks.

While energy prices rallied for most of the month, precious metals sold off early only to turn positive as the market used gold as a safe haven against Eurozone turmoil.
March proved to be a very strong month for trends as our long positions in energies and base metals benefited from prices moving higher on climbing global economic growth prospects. Global equity indices also provided gains for the Trust’s long positions as prices surged on renewed merger and acquisition activity, positive news centered on economic releases, and subdued fears regarding Greece’s finances. Marginal gains were recorded in the foreign exchange markets as the return of the carry trade pushed commodity linked currencies higher. Almost all central banks have acknowledged that the worst has passed; however, the lack of flexibility to induce fresh fiscal or monetary stimulus has forced a lower for longer interest rate policy globally. The Trust’s net gains were partially offset by losses in the fixed income markets from our long positions in U.S. Treasury futures as prices fell during the month. In the U.S. fixed income market, heavy supply put pressure on bond prices, and U.S. Treasury yields were higher than swap yields for the first time on record.
2009
Of the 2009 year-to-date decrease of (0.79)%, approximately 0.25% is due to trading gains (before commissions) and approximately 0.01% due to investment income offset by approximately (1.05)% due to brokerage fees, operating costs and offering costs borne by the Trust. During the three months ended March 31, 2009 the Trust accrued brokerage fees in the amount of $182,161 and paid brokerage fees in the amount of $182,603. An analysis of the 0.25% trading gains by sector is as follows:

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

The Trust’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2010 and December 31, 2009 and the trading gains/losses by market category for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31, 2010
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	0.62%	1.73%
Stock Indices	0.60%	(2.01)%
Commodities	0.54%	(1.43)%
Currencies	0.52%	(0.60)%

Aggregate/Total	1.65%	(2.31)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the 2010 year-to-date decrease of (3.33)%, approximately (1.08)% was due to brokerage fees, operating costs and offering costs borne by the Trust, approximately (2.31)% was due to trading losses (before commissions) and approximately 0.06% was offset by investment income.

	December 31, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.90%	3.41%
Interest Rates	0.68%	(4.15)%
Stock Indices	0.45%	(0.68)%
Commodities	0.41%	(0.32)%

Aggregate/Total	1.62%	(1.74)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2009, approximately (1.74)% was due to trading losses (before commissions) and approximately 0.15% due to investment income offset by approximately (4.19)% due to brokerage fees, operating costs and offering costs borne by the Trust offset by giving a net return of (5.78)%.

Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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

The following were the primary trading risk exposures of the Trust as of March 31, 2010, by market sector.
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
Stock Indices
The Trust’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain, the Netherlands and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Trust’s positions being “whipsawed” into numerous small losses.
Energy
The Trust’s primary energy market exposure is to natural gas, crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel, platinum, silver, and zinc.
Agricultural
The Trust’s agricultural exposure was to the fluctuations in the price of wheat, corn, coffee, cocoa, sugar, soy, hogs, cattle, canola oil, and cotton.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the primary non-trading risk exposures of the Trust as of March 31, 2010.
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
Theresa D. Becks
Chief Executive Officer Date: May 17, 2010

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E 2

31.02	Certification by Chief Financial Officer	E 3

32.01	Certification by Chief Executive Officer	E 4

32.02	Certification by Chief Financial Officer	E 5

-E 1-