Form 10-Q
period 2010-06-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2010-08-16
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
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
Total number of Pages: 33

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Schedules of Investments as of June 30, 2010 and December 31, 2009 (Unaudited)	3-6

	Statements of Financial Condition as of June 30, 2010 and December 31, 2009 (Unaudited)	7

	Statements of Operations for the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited)	8

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	9

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	10

	Financial Highlights for the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited)	11

	Notes to Financial Statements (Unaudited)	12-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26-31

Item 4T.	Controls and Procedures	31

PART II — OTHER INFORMATION		32

Item 6.	Exhibits and Reports on Form 8-K	32

SIGNATURES		33

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2010 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	Australia
	Financials (cost $900,000)	$899,835	3.47%

	Canada
	Financials (cost $900,000)	$900,083	3.47%

	Netherlands
	Financials (cost $1,000,000)	$999,999	3.86%

	Total Bank Deposits (cost $2,800,000)	$2,799,917	10.80%

	Commercial Paper
	United States
	Consumer Discretionary	$1,800,649	6.94%
	Consumer Staples	$1,505,363	5.81%
	Financials	$626,870	2.42%
	Industrials	$399,138	1.54%
	Municipal	$3,526,030	13.60%
	Utilities	$1,255,766	4.84%

	Total United States (cost $9,112,836)	$9,113,816	35.15%

	Corporate Bonds
	United States
	Consumer Discretionary	$824,010	3.18%
	Financials	$1,196,491	4.61%
	Telecommunications	$228,569	0.88%

	Total United States (cost $2,256,115)	$2,249,070	8.67%

	Government And Agency Obligations
	United States
	US Government Agency	$3,291,985	12.70%
	US Treasury Bill
$5,000,000	U.S. Treasury Bills* Due 07/22/2010	$4,999,781	19.28%

$2,100,000	U.S. Treasury Bills* Due 07/15/2010	$2,099,959	8.10%

	Total United States (cost $10,388,612)	$10,391,725	40.08%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $4,632)	$4,632	0.02%

	Total Fixed Income Securities (cost $24,562,195)	$24,559,160	94.72%

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2010 (Unaudited)
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$6,043	0.02%
Energy	$(89,606)	(0.35)%
Metals	$34,056	0.13%
Stock indices	$(349,149)	(1.35)%
Short-term interest rates	$182,363	0.70%
Long-term interest rates	$548,306	2.11%

Total long futures contracts	$332,013	1.26%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$(23,459)	(0.09)%
Energy	$23,230	0.09%
Metals	$(12,730)	(0.05)%
Stock indices	$27,429	0.11%
Short-term interest rates	$(17,532)	(0.07)%

Total short futures contracts	$(3,062)	(0.01)%

Total futures contracts	$328,951	1.25%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$259,960	1.00%
Various short forward currency contracts	$(549,773)	(2.12)%

Total forward currency contracts	$(289,813)	(1.12)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $13,748)	$13,587	0.05%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $29,054)	$(24,979)	(0.10)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	United States
	Financials (cost $1,100,000)	$1,100,627	3.79%

	Commercial Paper
	Germany
	Materials (cost $588,603)	$588,850	2.03%

	Netherlands
	Consumer Discretionary (cost $827,966)	$827,971	2.85%

	United States
	Consumer Discretionary	$2,048,923	7.06%
	Consumer Staples	$1,523,579	5.25%
	Energy	$924,969	3.19%
	Financials	$1,708,792	5.89%
	Industrials
$2,290,000	Avery Dennison Corporation Due 01/04/2010	$2,289,921	7.90%
	Municipal	$6,549,496	22.58%
	Telecommunications	$382,987	1.32%

	Total United States (cost $15,424,662)	$15,428,667	53.19%

	Total Commercial Paper (cost $16,841,231)	$16,845,488	58.07%

	Corporate Bonds
	United States
	Financials (cost $1,395,877)	$1,397,647	4.82%

	Government And Agency Obligations
	United States
	US Government Agency	$4,249,147	14.65%
	US Treasury Bill
$5,000,000	U.S. Treasury Bills* Due 04/01/2010	$4,999,431	17.24%
$1,650,000	U.S. Treasury Bills* Due 03/25/2010	$1,649,753	5.69%

	Total United States (cost $10,896,184)	$10,898,331	37.58%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $34,246)	$34,246	0.12%

	Total Fixed Income Securities (cost $30,267,538)	$30,276,339	104.38%

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009 (Unaudited)
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
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2010 and December 31, 2009 (Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$1,412,324	$695,155
Fixed income securities (cost $4,999,781 and $4,999,431, respectively)	4,999,781	4,999,431
Net unrealized gain (loss) on open futures contracts	328,951	(55,719)

Total equity in broker trading accounts	6,741,056	5,638,867

Cash	567,288	279,164
Fixed income securities (cost $19,562,414 and $25,268,107, respectively)	19,559,379	25,276,908
Options purchased, at fair value (premiums paid — $13,748 and $70,105, respectively)	13,587	70,935
Net unrealized gain (loss) on open forward currency contracts	(289,813)	(265,153)
Interest receivable	5,267	7,530
Prepaid expenses	6,719	1,218

Total assets	$26,603,483	$31,009,469

LIABILITIES
Accounts payable	$41,011	$31,880
Brokerage fee	13,500	18,138
Options written, at fair value (premiums received — $29,054 and $21,883, respectively)	24,979	19,069
Accrued commissions and other trading fees on open contracts	10,222	4,701
Offering costs payable	0	5,727
Redemptions payable	582,542	1,927,892

Total liabilities	672,254	2,007,407

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner — 741.284 and 1,413.580 redeemable units outstanding at June 30, 2010 and December 31, 2009	1,100,696	2,173,492
Other Unitholders — 16,722.597 and 17,448.570 redeemable units outstanding at June 30, 2010 and December 31, 2009	24,830,533	26,828,570

Total unitholders’ capital (Net Asset Value)	25,931,229	29,002,062

Total liabilities and unitholders’ capital (Net Asset Value)	$26,603,483	$31,009,469

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$541,984	$(1,855,684)	$(608,256)	$(1,804,068)
Change in unrealized	(305,632)	142,189	384,670	28,673
Brokerage commissions	(17,892)	(13,031)	(37,587)	(25,879)

Net gain (loss) from futures trading	218,460	(1,726,526)	(261,173)	(1,801,274)

Forward currency and options on forward currency trading gains (losses)
Realized	320,863	(519,001)	(158,618)	(139,191)
Change in unrealized	(319,902)	109,530	(24,391)	(119,565)
Brokerage commissions	(1,836)	(1,485)	(3,676)	(2,309)

Net gain (loss) from forward currency and options on forward currency trading	(875)	(410,956)	(186,685)	(261,065)

Total net trading gain (loss)	217,585	(2,137,482)	(447,858)	(2,062,339)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	17,134	4,673	39,247	7,151
Realized gain (loss) on fixed income securities	3,843	0	2,985	0
Change in unrealized gain (loss) on fixed income securities	(7,404)	0	(11,837)	0

Total investment income	13,573	4,673	30,395	7,151

Expenses
Brokerage fee	197,440	237,576	397,066	497,155
Operating expenses	33,146	22,422	56,993	47,628

Total expenses	230,586	259,998	454,059	544,783

Net investment income (loss)	(217,013)	(255,325)	(423,664)	(537,632)

NET INCOME (LOSS)	$572	$(2,392,807)	$(871,522)	$(2,599,971)

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$0.03	$(110.22)	$(46.34)	$(118.42)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$(1.60)	$(113.43)	$(52.73)	$(126.27)

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from (for) operating activities
Net income (loss)	$(871,522)	$(2,599,971)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(348,442)	90,892
(Increase) decrease in restricted cash	0	1,180,793
(Increase) decrease in option premiums paid	56,357	(1,638)
Increase (decrease) in option premiums received	7,171	(2,457)
(Increase) decrease in interest receivable	2,263	558
Increase (decrease) in interest payable	0	643
(Increase) decrease in prepaid expenses	(5,501)	(3,912)
Increase (decrease) in accounts payable and accrued expenses	10,014	(35,718)
Purchases of investments in fixed income securities	(163,232,770)	(130,149,510)
Sales/maturities of investments in fixed income securities	168,938,111	103,100,000

Net cash from (for) operating activities	4,555,681	(28,420,320)

Cash flows from (for) financing activities
Addition of units	1,327,572	1,213,578
Redemption of units	(4,796,004)	(3,133,400)
Offering costs paid	(81,956)	(159,505)

Net cash from (for) financing activities	(3,550,388)	(2,079,327)

Net increase (decrease) in cash	1,005,293	(30,499,647)

Unrestricted cash
Beginning of period	974,319	34,224,210

End of period	$1,979,612	$3,724,563

End of period cash consists of:
Cash in broker trading accounts	$1,412,324	$3,337,843
Cash	567,288	386,720

Total end of period cash	$1,979,612	$3,724,563

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2010

Balances at December 31, 2009	1,413.580	$2,173,492	17,448.570	$26,828,570	18,862.150	$29,002,062

Net income (loss) for the six months ended June 30, 2010		(67,167)		(804,355)		(871,522)
Additions	0.000	0	915.159	1,327,572	915.159	1,327,572
Redemptions	(672.296)	(1,000,000)	(1,641.132)	(2,450,654)	(2,313.428)	(3,450,654)
Offering costs		(5,629)		(70,600)		(76,229)

Balances at June 30, 2010	741.284	$1,100,696	16,722.597	$24,830,533	17,463.881	$25,931,229

Six Months Ended June 30, 2009

Balances at December 31, 2008	1,413.580	$2,306,948	20,544.542	$33,528,535	21,958.122	$35,835,483

Net income (loss) for the six months ended June 30, 2009		(168,389)		(2,431,582)		(2,599,971)
Additions	0.000	0	754.368	1,213,578	754.368	1,213,578
Redemptions	0.000	0	(2,282.327)	(3,529,895)	(2,282.327)	(3,529,895)
Offering costs		(10,103)		(146,893)		(156,996)

Balances at June 30, 2009	1,413.580	$2,128,456	19,016.583	$28,633,743	20,430.163	$30,762,199

Net Asset Value per Managing Owner and Other Unitholders’ Unit
June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008
$1,484.85	$1,537.58	$1,505.72	$1,631.99

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2010 and 2009. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,486.45	$1,619.15	$1,537.58	$1,631.99

Income (loss) from operations:
Total net trading gains (losses) (1)	10.90	(98.21)	(26.15)	(94.63)
Net investment income (loss) (1)	(11.78)	(11.76)	(22.53)	(24.49)

Total net income (loss) from operations	(0.88)	(109.97)	(48.68)	(119.12)

Offering costs (1)	(0.72)	(3.46)	(4.05)	(7.15)

Net asset value per unit at end of period	$1,484.85	$1,505.72	$1,484.85	$1,505.72

Total Return (3)	(0.11)%	(7.01)%	(3.43)%	(7.74)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.37%	3.11%	3.27%	3.14%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	3.37%	3.11%	3.27%	3.14%

Net investment income (loss) (2),(4)	(3.17)%	(3.05)%	(3.06)%	(3.09)%

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
JUNE 30, 2010 (UNAUDITED)
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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At June 30, 2010 and December 31, 2009, the 401(K) Plan held approximately 78% and 74% of the Trust’s outstanding units, respectively.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

The fair value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as inputs the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.
When the Trust writes an option, an amount equal to the premium received by the Trust is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked to market to reflect the current fair value of option written. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

The fixed income investments, other than U.S. Treasury bills, are held at the custodian and marked to market on the last business day of the reporting period by the custodian who utilizes a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills are held at the brokers or interbank market makers and are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on fixed income securities are amortized for financial reporting purposes.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

The Trust adopted the provisions of ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended June 30, 2010, the Trust did not have any Level 3 assets or liabilities.

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

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	Fair Value at June 30, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$24,559,160	$0	$24,559,160
Other Financial Instruments
Exchange-traded futures contracts	328,951	0	0	328,951
Forward currency contracts	0	(289,813)	0	(289,813)
Options purchased	0	13,587	0	13,587
Options written	0	(24,979)	0	(24,979)

Total	$328,951	$24,257,955	$0	$24,586,906

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$30,276,339	$0	$30,276,339
Other Financial Instruments
Exchange-traded futures contracts	(55,719)	0	0	(55,719)
Forward currency contracts	0	(265,153)	0	(265,153)
Options purchased	0	70,935	0	70,935
Options written	0	(19,069)	0	(19,069)

Total	$(55,719)	$30,063,052	$0	$30,007,333

D.	Income Taxes
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

Management has continued to evaluate the application of ASC 740, Income Taxes to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2006 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
E.	Offering Costs
Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At June 30, 2010 and December 31, 2009, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $0 and $5,727, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

Effective May 2010, the Trust has reimbursed Campbell & Company for all offering costs incurred in the initial and continuing offering of the Trust. At June 30, 2010 and December 31, 2009, the amount of unreimbursed offering costs incurred by Campbell & Company is $0 and $25,094, respectively.
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
Certain 2009 amounts in the Statement of Cash Flows were reclassified to conform with the 2010 presentation.
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
JUNE 30, 2010 (UNAUDITED)
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2010 and December 31, 2009 was $7,099,740 and $6,649,184, respectively, which equals 27% and 23% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2010 and December 31, 2009 was $558,922 and $102,855, respectively, which equals 2% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at June 30, 2010 or December 31, 2009.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Gross unrealized gains	$904,545	$529,851	$753,991	$1,199,815
Gross unrealized losses	(575,594)	(585,570)	(1,039,890)	(1,461,324)

Net unrealized gain (loss)	$328,951	$(55,719)	$(285,899)	$(261,509)

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
The Trust adopted ASC 815 Derivatives and Hedging as of January 1, 2009. ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.
The following tables summarize quantitative information required by ASC 815.
The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of June 30, 2010 and December 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	June 30, 2010	June 30, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$34,099	$(51,515)	$(17,416)
Energy Contracts	Equity in broker trading accounts	24,250	(90,626)	(66,376)
Metal Contracts	Equity in broker trading accounts	57,044	(35,718)	21,326
Stock Indices Contracts	Equity in broker trading accounts	27,429	(349,149)	(321,720)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	212,081	(47,250)	164,831
Long Term Interest Rate Contracts	Equity in broker trading accounts	549,643	(1,337)	548,306
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	736,150	(1,025,963)	(289,813)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	13,587	0	13,587
Written Options on Forward Currency	Options written, at fair value
Contracts		0	(24,979)	(24,979)

Totals		$1,654,283	$(1,626,537)	$27,746

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$12,155	$(15,206)	$(3,051)
Energy Contracts	Equity in broker trading accounts	19,804	(1,325)	18,479
Metal Contracts	Equity in broker trading accounts	223,512	(167,320)	56,192
Stock Indices Contracts	Equity in broker trading accounts	231,004	(17,246)	213,758
Short-Term Interest Rate Contracts	Equity in broker trading accounts	0	(100,836)	(100,836)
Long Term Interest Rate Contracts	Equity in broker trading accounts	43,376	(283,637)	(240,261)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	1,170,194	(1,435,347)	(265,153)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	70,935	0	70,935
Written Options on Forward Currency Contracts	Options written, at fair value	0	(19,069)	(19,069)

Totals		$1,770,980	$(2,039,986)	$(269,006)

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended June 30, 2010 and 2009 is as follows:

	Trading Revenue for the	Trading Revenue for the
	Three Months Ended	Three Months Ended
Type of Instrument	June 30, 2010	June 30, 2009
Agricultural Contracts	$(35,965)	$0
Energy Contracts	(853,168)	59,716
Metal Contracts	(115,003)	(113,837)
Stock Indices Contracts	(1,222,363)	(763,647)
Short-Term Interest Rate Contracts	853,764	(481,020)
Long Term Interest Rate Contracts	1,608,127	(430,700)
Forward Currency Contracts	5,660	(646,366)
Purchased Options on Forward Currency Contracts	(212,918)	(104,834)
Written Options on Forward Currency Contracts	208,218	341,729

Total	$236,352	$(2,138,959)

	Trading Revenue for	Trading Revenue for
	the Six Months Ended	the Six Months Ended
Type of Instrument	June 30, 2010	June 30, 2009
Agricultural Contracts	$(28,823)	$0
Energy Contracts	(1,067,659)	29,684
Metal Contracts	(307,932)	(310,165)
Stock Indices Contracts	(1,776,189)	(1,051,862)
Short-Term Interest Rate Contracts	1,710,490	(212,745)
Long Term Interest Rate Contracts	1,249,485	(241,915)
Forward Currency Contracts	(35,959)	(710,633)
Purchased Options on Forward Currency Contracts	(527,602)	(177,894)
Written Options on Forward Currency Contracts	380,552	629,771

Total	$(403,637)	$(2,045,759)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Line Item in the Statement of Operations	June 30, 2010	June 30, 2009
Futures trading gains (losses):
Realized	$541,023	$(1,871,677)
Change in unrealized	(305,632)	142,189
Forward currency and options on forward currency trading gains (losses):
Realized	320,863	(519,001)
Change in unrealized	(319,902)	109,530

Total	$236,352	$(2,138,959)

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

	Trading Revenue for	Trading Revenue for
	the Six Months Ended	the Six Months Ended
Line Item in the Statement of Operations	June 30, 2010	June 30, 2009
Futures trading gains (losses):
Realized	$(605,298)	$(1,815,676)
Change in unrealized	384,670	28,673
Forward currency and options on forward currency trading gains (losses):
Realized	(158,618)	(139,191)
Change in unrealized	(24,391)	(119,565)

Total	$(403,637)	$(2,045,759)

For the three months ended June 30, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 1,550 and 800 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $204,500,000 and $180,300,000 respectively.
For the six months ended June 30, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 1,600 and 800 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $206,100,000 and $144,400,000 respectively.
Open contracts generally mature within twelve months; as of June 30, 2010, the latest maturity date for open futures contracts is September 2011, the latest maturity date for open forward currency contracts is September 2010, and the latest expiry date for options on forward currency contracts is July 2010. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.
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
Note 10. INTERIM FINANCIAL STATEMENTS
The statements of financial condition, including the condensed schedules of investments, as of June 30, 2010 and December 31, 2009, the statements of operations and financial highlights for the three months and six months ended June 30, 2010 and 2009, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2010, and the results of operations and financial highlights for the three months and six months ended June 30, 2010 and 2009, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2010 and 2009.
Note 11. SUBSEQUENT EVENTS
Management of the Trust has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $39,836,864 have been accepted during the continuing offering period as of June 30, 2010. Redemptions over the same time period total $42,728,430. The Trust commenced operations on October 1, 2001.
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

Results of Operations
The returns for the six months ending June 30, 2010 and June 30, 2009 were (3.43%) and (7.74%), respectively.
2010
Of the 2010 year-to-date decrease of (3.43)%, approximately (2.06)% was due to brokerage fees, operating costs and offering costs borne by the Trust, approximately (1.48)% was due to trading losses (before commissions) and approximately 0.11% was offset by investment income. During the six months ended June 30, 2010, the Trust accrued brokerage fees in the amount of $397,066 and paid brokerage fees in the amount of $407,253. An analysis of the (1.48)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	10.77%
Currencies	(0.70)
Commodities	(5.12)
Stock Indices	(6.43)

(1.48)%

The New Year began with an equity sell-off in the second half of the month as global confidence in a steady recovery, again, begins to waver, resulting in trading losses for the Trust’s net long equity indices positions. Primary drivers were related to: (1) China’s efforts to manage growth; (2) questionable stability of the European Union as Greece potentially defaults on sovereign debt; and (3) the potential heavy-handed regulation of the U.S. banking system. As the global risk trade unwound, the Trust’s commodity positions also produced losses, largely in the energy complex and in base metals. The global negative news detracted from a relative positive earnings season and signs of improved economic data. Further losses were recorded in currency trading as the U.S. Dollar was, once again, seen as a safe haven as the economic health of several nations was called into question. Marginal gains were recorded in fixed income as we were able to benefit from the steepening of the yield curve as a result of short-term interest rates being kept at extremely low levels by global central banks.
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
April performance was led by strong gains in the fixed income markets from long positions in Europe and from U.S. Bond prices that moved higher during the month as the Greece sovereign debt concerns and fears of contagion played center stage in global markets. Currency trading also benefited from the sovereign debt fears and from perceived signs of positive economic growth beginning to materialize. Further gains were recorded in energy and precious metals, as energy markets continued its high correlation to the S&P and investor demand for precious metals continued to grow. Marginal losses were incurred in base metals trading as these markets moved lower on U.S. dollar strength. Global equity indices trading produced flat performance, with net longs across the board producing positive results in the U.S., negative results in Europe, and flat performance in Asia.
As European sovereign debt concerns persisted and China tightened credit in an attempt to cool overheating in its property sector, the decline in equity markets by the end of May was wide-spread across the U.S., Europe, and Asia. Certainly the “flash crash” on May 6th only added to the unsettling nature of equity market price behavior throughout the month. While the Trust experienced losses in equity indices, gains in fixed income help offset the flight from risky assets in favor of government debt. Commodity trading was difficult for the Trust, particularly in the Energy sector, as the complex fell in tandem with the equity markets until a late month bounce. While BP’s spill in the Gulf continued to flow uncontrollably, the disaster has not significantly affected the supply of oil into the U.S. to date. Along with the scare in Greece, the Euro came under pressure against the U.S. Dollar as comments from Federal Reserve Chairman Bernanke raised concerns over the Euro zone’s bank funding. The U.S. Dollar was, once again, viewed as a safe position trade as risk aversion, volatility and liquidity dominated currency markets contributing to gains in the Foreign Exchange sector for the Trust.
In June, another month of the “risk off” trade gave government bonds a bid, which produced healthy gains from long global fixed income positions. Unfortunately, these gains were offset by losses in equity indices, foreign exchange and commodities. Long equity positions suffered from an equity sell off, which primarily stemmed from weaker than expected U.S. and Chinese economic data, negative corporate news and interbank funding concerns in the European region. Foreign exchange trading generated losses primarily from the Trust’s short Swiss Franc position as the currency rallied 7% vs. the U.S. Dollar based on Swiss National Bank comments softening its intervention language. Commodity trading produced minimal losses, largely from our trading in natural gas futures which ended up 3.6% after finally breaking out of a three month range. The oil spill in the Gulf of Mexico has not been a significant factor on short-term price movements but most analysts agree that the real impact will be long-term as the cost of production is almost sure to go higher on the back of tighter regulation.
2009
Of the 2009 year-to-date decrease of (7.74)%, approximately (5.66)% was due to trading loss (before commissions) and approximately (2.10)% was due to brokerage fees, operating costs and offering costs borne by the Trust and offset by approximately 0.02% due to interest income. During the six months ended June 30, 20009, the Trust accrued brokerage fees in the amount of $497,155 and paid brokerage fees in the amount of $508,287. An analysis of the (5.66)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	(0.66)%
Currencies	(0.73)
Commodities	(1.47)
Stock Indices	(2.80)

(5.66)%

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
The Trust’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2010 and December 31, 2009 and the trading gains/losses by market category for the six months ended June 30, 2010 and the year ended December 31, 2009.
June 30, 2010

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**

Interest Rates	0.81%	10.77%
Stock Indices	0.77%	(6.43)%
Commodities	0.69%	(5.12)%
Currencies	0.67%	(0.70)%

Aggregate/Total	1.56%	(1.48)%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Of the 2010 year-to-date decrease of (3.43)%, approximately (2.06)% was due to brokerage fees, operating costs and offering costs borne by the Trust, approximately (1.48)% was due to trading losses (before commissions) and approximately 0.11% was offset by investment income.

December 31, 2009

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**

Currencies	0.90%	3.41%
Interest Rates	0.68%	(4.15)%
Stock Indices	0.45%	(0.68)%
Commodities	0.41%	(0.32)%

Aggregate/Total	1.62%	(1.74)%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Of the return for the year ended December 31, 2009, approximately (1.74)% was due to trading losses (before commissions) and approximately 0.15% due to investment income offset by approximately (4.19)% due to brokerage fees, operating costs and offering costs borne by the Trust offset by giving a net return of (5.78)%.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
The following were the primary trading risk exposures of the Trust as of June 30, 2010, by market sector.
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
The following were the primary non-trading risk exposures of the Trust as of June 30, 2010.
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
Theresa D. Becks
Chief Executive Officer Date: August 16, 2010

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E 2 — E 3
31.02	Certification by Chief Financial Officer	E 4 — E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

E 1