Form 10-Q
period 2010-09-30
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2010-11-15
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009 (Unaudited)	3-6

Statements of Financial Condition as of September 30, 2010 and December 31, 2009 (Unaudited)	7

Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	8

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	9

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	10

Financial Highlights for the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-27

Item 3. Quantitative and Qualitative Disclosure About Market Risk	27-33

Item 4. Controls and Procedures	33

PART II — OTHER INFORMATION	34

Item 6. Exhibits and Reports on Form 8-K	34

SIGNATURES	35

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Commercial Paper
	Netherlands
	Consumer Discretionary (cost $511,935)	$511,943	1.82%

	United States
	Consumer Discretionary	$2,215,813	7.86%
	Consumer Staples	$1,462,885	5.19%
	Financials	$1,613,818	5.72%
	Industrials	$399,716	1.42%
	Materials	$742,910	2.63%
	Municipal	$430,129	1.53%
	Services	$597,974	2.12%
	Utilities	$3,441,781	12.21%

	Total United States (cost $10,904,386)	$10,905,026	38.68%

	Total Commercial Paper (cost $11,416,321)	$11,416,969	40.50%

	Corporate Bonds
	United States
	Financials	$1,530,751	5.43%
	Telecommunications	$226,183	0.80%

	Total United States (cost $1,754,038)	$1,756,934	6.23%

	Government And Agency Obligations
	United States
	US Government Agency	$1,701,025	6.03%
	US Treasury Bill
	U.S. Treasury Bills *
$5,000,000	Due 10/14/2010	$4,999,819	17.73%

	Total United States (cost $6,699,669)	$6,700,844	23.76%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $915)	$915	0.00%

	Total Fixed Income Securities (cost $19,870,943)	$19,875,662	70.49%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$230,184	0.82%
Energy	$40,635	0.14%
Metals	$606,172	2.15%
Stock indices	$44,614	0.16%
Short-term interest rates	$110,559	0.39%
Long-term interest rates	$292,486	1.04%

Total long futures contracts	$1,324,650	4.70%

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010 (Unaudited)
SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Energy	$(57,710)	(0.20)%
Metals	$(48,247)	(0.17)%
Stock indices	$(792)	0.00%
Short-term interest rates	$(2,399)	(0.01)%

Total short futures contracts	$(109,148)	(0.38)%

Total futures contracts	$1,215,502	4.32%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$4,336,405	15.38%
Various short forward currency contracts	$(3,900,349)	(13.83)%

Total forward currency contracts	$436,056	1.55%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $18,662)	$16,974	0.06%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $26,389)	$(20,079)	(0.07)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009 (Unaudited)

		% of Net
Description	Values ($)	Asset Value
Short-term interest rates	$(100,836)	(0.35)%
Stock indices	$213,758	0.74%

Total long futures contracts	$39,219	0.14%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$838	0.00%
Long-term interest rates	$11,956	0.04%
Metals	$(107,732)	(0.37)%

Total short futures contracts	$(94,938)	(0.33)%

Total futures contracts	$(55,719)	(0.19)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$(1,124,565)	(3.88)%
Various short forward currency contracts	$859,412	2.96%

Total forward currency contracts	$(265,153)	(0.92)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $70,105)	$70,935	0.24%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $21,883)	$(19,069)	(0.07)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2010 and December 31, 2009 (Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$2,735,042	$695,155
Fixed income securities (cost $4,999,819 and $4,999,431, respectively)	4,999,819	4,999,431
Net unrealized gain (loss) on open futures contracts	1,215,502	(55,719)

Total equity in broker trading accounts	8,950,363	5,638,867

Cash	3,862,275	279,164
Restricted cash deposits with forwards broker	390,146	0
Fixed income securities (cost $14,871,124 and $25,268,107, respectively)	14,875,843	25,276,908
Options purchased, at fair value (premiums paid — $18,662 and $70,105, respectively)	16,974	70,935
Net unrealized gain (loss) on open forward currency contracts	436,056	(265,153)
Interest receivable	9,906	7,530
Prepaid expenses	5,039	1,218

Total assets	$28,546,602	$31,009,469

LIABILITIES
Accounts payable	$35,596	$31,880
Brokerage fee	13,992	18,138
Options written, at fair value (premiums received — $26,389 and $21,883, respectively)	20,079	19,069
Accrued commissions and other trading fees on open contracts	3,972	4,701
Offering costs payable	0	5,727
Redemptions payable	274,149	1,927,892

Total liabilities	347,788	2,007,407

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner - 741.284 and 1,413.580 redeemable units outstanding at September 30, 2010 and December 31, 2009	1,202,785	2,173,492
Other Unitholders - 16,637.801 and 17,448.570 redeemable units outstanding at September 30, 2010 and December 31, 2009	26,996,029	26,828,570

Total unitholders’ capital (Net Asset Value)	28,198,814	29,002,062

Total liabilities and unitholders’ capital (Net Asset Value)	$28,546,602	$31,009,469

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$1,227,546	$273,937	$619,290	$(1,530,131)
Change in unrealized	886,551	44,044	1,271,221	72,717
Brokerage commissions	(19,800)	(10,748)	(57,387)	(36,627)

Net gain (loss) from futures trading	2,094,297	307,233	1,833,124	(1,494,041)

Forward currency and options on forward currency trading gains (losses)
Realized	(242,079)	(69,988)	(400,697)	(209,179)
Change in unrealized	726,578	1,081,275	702,187	961,710
Brokerage commissions	(1,906)	(1,508)	(5,582)	(3,817)

Net gain (loss) from forward currency and options on forward currency trading	482,593	1,009,779	295,908	748,714

Total net trading gain (loss)	2,576,890	1,317,012	2,129,032	(745,327)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	31,335	9,044	70,582	16,195
Realized gain (loss) on fixed income securities	3,380	0	6,365	0
Change in unrealized gain (loss) on fixed income securities	7,755	6,136	(4,082)	6,136

Total investment income	42,470	15,180	72,865	22,331

Expenses
Brokerage fee	192,751	222,091	589,817	719,246
Operating expenses	20,169	31,315	77,162	78,943

Total expenses	212,920	253,406	666,979	798,189

Net investment income (loss)	(170,450)	(238,226)	(594,114)	(775,858)

NET INCOME (LOSS)	$2,406,440	$1,078,786	$1,534,918	$(1,521,185)

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$137.75	$52.82	$83.60	$(70.94)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$137.72	$49.41	$84.99	$(76.86)

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from (for) operating activities
Net income (loss)	$1,534,918	$(1,521,185)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(1,969,326)	(1,040,563)
(Increase) decrease in restricted cash	(390,146)	1,180,793
(Increase) decrease in option premiums paid	51,443	(24,695)
Increase (decrease) in option premiums received	4,506	(26,317)
(Increase) decrease in interest receivable	(2,376)	(3,538)
(Increase) decrease in prepaid expenses	(3,821)	(1,565)
Increase (decrease) in accounts payable and accrued expenses	(1,159)	(10,658)
Purchases of investments in fixed income securities	(224,468,057)	(390,373,571)
Sales/maturities of investments in fixed income securities	234,864,652	361,971,652

Net cash from (for) operating activities	9,620,634	(29,849,647)

Cash flows from (for) financing activities
Addition of units	1,757,349	1,460,338
Redemption of units	(5,673,028)	(4,401,868)
Offering costs paid	(81,957)	(229,633)

Net cash from (for) financing activities	(3,997,636)	(3,171,163)

Net increase (decrease) in cash	5,622,998	(33,020,810)

Unrestricted cash
Beginning of period	974,319	34,224,210

End of period	$6,597,317	$1,203,400

End of period cash consists of:
Cash in broker trading accounts	$2,735,042	$924,047
Cash	3,862,275	279,353

Total end of period cash	$6,597,317	$1,203,400

See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2010

Balances at December 31, 2009	1,413.580	$2,173,492	17,448.570	$26,828,570	18,862.150	$29,002,062

Net income (loss) for the nine months ended September 30, 2010		34,922		1,499,996		1,534,918
Additions	0.000	0	1,196.111	1,757,349	1,196.111	1,757,349
Redemptions	(672.296)	(1,000,000)	(2,006.880)	(3,019,285)	(2,679.176)	(4,019,285)
Offering costs		(5,629)		(70,601)		(76,230)

Balances at September 30, 2010	741.284	$1,202,785	16,637.801	$26,996,029	17,379.085	$28,198,814

Nine Months Ended September 30, 2009

Balances at December 31, 2008	1,413.580	$2,306,948	20,544.542	$33,528,535	21,958.122	$35,835,483

Net income (loss) for the nine months ended September 30, 2009		(93,690)		(1,427,495)		(1,521,185)
Additions	0.000	0	916.784	1,460,338	916.784	1,460,338
Redemptions	0.000	0	(2,677.074)	(4,137,290)	(2,677.074)	(4,137,290)
Offering costs		(14,958)		(212,172)		(227,130)

Balances at September 30, 2009	1,413.580	$2,198,300	18,784.252	$29,211,916	20,197.832	$31,410,216

Net Asset Value per Managing Owner and Other Unitholders’ Unit
September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
$ 1,622.57	$1,537.58	$1,555.13	$1,631.99
See Accompanying Notes to Financial Statements.

CAMPBELL ALTERNATIVE ASSET TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2010 and 2009. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,484.85	$1,505.72	$1,537.58	$1,631.99

Income (loss) from operations:
Total net trading gains (losses) (1)	147.48	64.50	121.50	(30.09)
Net investment income (loss) (1)	(9.76)	(11.66)	(32.36)	(36.18)

Total net income (loss) from operations	137.72	52.84	89.14	(66.27)

Offering costs (1)	0.00	(3.43)	(4.15)	(10.59)

Net asset value per unit at end of period	$1,622.57	$1,555.13	$1,622.57	$1,555.13

Total Return (3)	9.28%	3.28%	5.53%	(4.71)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.19%	3.27%	3.24%	3.17%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	3.19%	3.27%	3.24%	3.17%

Net investment income (loss) (2),(4)	(2.55)%	(3.07)%	(2.89)%	(3.08)%

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
SEPTEMBER 30, 2010 (Unaudited)
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
As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At September 30, 2010 and December 31, 2009, the 401(K) Plan held approximately 80% and 74% of the Trust’s outstanding units, respectively.
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
The fixed income investments, other than U.S. Treasury bills, are held at the custodian and marked to market on the last business day of the reporting period by the custodian who utilizes a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills are held at the brokers or interbank market makers and are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on fixed income securities are amortized at cost for financial reporting purposes.
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

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)
Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended September 30, 2010, the Trust did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Trust adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Trust’s financial statements.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	Fair Value at September 30, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$19,875,662	$0	$19,875,662
Other Financial Instruments
Exchange-traded futures contracts	1,215,502	0	0	1,215,502
Forward currency contracts	0	436,056	0	436,056
Options purchased	0	16,974	0	16,974
Options written	0	(20,079)	0	(20,079)

Total	$1,215,502	$20,308,613	$0	$21,524,115

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$30,276,339	$0	$30,276,339
Other Financial Instruments
Exchange-traded futures contracts	(55,719)	0	0	(55,719)
Forward currency contracts	0	(265,153)	0	(265,153)
Options purchased	0	70,935	0	70,935
Options written	0	(19,069)	0	(19,069)

Total	$(55,719)	$30,063,052	$0	$30,007,333

D.	Income Taxes

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
SEPTEMBER 30, 2010 (Unaudited)
E.	Offering Costs
Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At September 30, 2010 and December 31, 2009, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $0 and $5,727, respectively.
The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.
Effective May 2010, the Trust has reimbursed Campbell & Company for all offering costs incurred in the initial and continuing offering of the Trust. Additional offering costs with regard to the Trust’s continued offering will be incurred by Campbell & Company. Campbell & Company will not be reimbursed by the Trust for these costs. At September 30, 2010 and December 31, 2009, the amount of unreimbursed offering costs incurred by Campbell & Company is $0 and $25,094, respectively.
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
Certain 2009 amounts in the Statement of Cash Flows were reclassified to conform with the 2010 presentation. Specifically, purchases and sales/maturities of fixed income securities are presented on a gross basis as components of cash flow from (for) operating activities.
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
SEPTEMBER 30, 2010 (Unaudited)
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2010 and December 31, 2009 was $4,999,819 and $6,649,184, respectively, which equals 18% and 23% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2010 and December 31, 2009 was $4,152,462 and $102,855, respectively, which equals 15% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with interbank market makers at September 30, 2010 was restricted cash for margin requirements of $360,146 which equals 1% of Net Asset Value. There was no restricted cash at December 31, 2009.
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
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)

	September 30,2010	December 31,2009	September 30,2010	December 31, 2009
Gross unrealized gains	$1,549,200	$529,851	$4,412,288	$1,199,815
Gross unrealized losses	(333,698)	(585,570)	(3,971,610)	(1,461,324)

Net unrealized gain (loss)	$1,215,502	$(55,719)	$440,678	$(261,509)

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)
The Trust adopted ASC 815 Derivatives and Hedging as of January 1, 2009. ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.
The following tables summarize quantitative information required by ASC 815.
The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of September 30, 2010 and December 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	September 30, 2010	September 30, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$312,982	$(82,798)	$230,184
Energy Contracts	Equity in broker trading accounts	41,465	(58,540)	(17,075)
Metal Contracts	Equity in broker trading accounts	608,121	(50,196)	557,925
Stock Indices Contracts	Equity in broker trading accounts	105,234	(61,412)	43,822
Short-Term Interest Rate Contracts	Equity in broker trading accounts	144,979	(36,819)	108,160
Long Term Interest Rate Contracts	Equity in broker trading accounts	336,419	(43,933)	292,486
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	4,336,405	(3,900,349)	436,056
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	16,974	0	16,974
Written Options on Forward Currency Contracts	Options written, at fair value	0	(20,079)	(20,079)

Totals		$5,902,579	$(4,254,126)	$1,648,453

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$12,155	$(15,206)	$(3,051)
Energy Contracts	Equity in broker trading accounts	19,804	(1,325)	18,479
Metal Contracts	Equity in broker trading accounts	223,512	(167,320)	56,192
Stock Indices Contracts	Equity in broker trading accounts	231,004	(17,246)	213,758
Short-Term Interest Rate Contracts	Equity in broker trading accounts	0	(100,836)	(100,836)
Long Term Interest Rate Contracts	Equity in broker trading accounts	43,376	(283,637)	(240,261)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	1,170,194	(1,435,347)	(265,153)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	70,935	0	70,935
Written Options on Forward Currency Contracts	Options written, at fair value	0	(19,069)	(19,069)

Totals		$1,770,980	$(2,039,986)	$(269,006)

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the three month and nine month periods ended September 30, 2010 and 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Type of Instrument	September 30, 2010	September 30, 2009
Agricultural Contracts	$809,450	$(54,066)
Energy Contracts	(387,140)	(348,610)
Metal Contracts	412,389	323,513
Stock Indices Contracts	203,227	573,997
Short-Term Interest Rate Contracts	168,479	68,625
Long Term Interest Rate Contracts	912,696	(246,329)
Forward Currency Contracts	525,615	988,246
Purchased Options on Forward Currency Contracts	(149,660)	(193,462)
Written Options on Forward Currency Contracts	108,544	216,503

Total	$2,603,600	$1,328,417

	Trading Revenue for	Trading Revenue for
	the Nine Months Ended	the Nine Months Ended
Type of Instrument	September 30, 2010	September 30, 2009
Agricultural Contracts	$780,627	$(54,066)
Energy Contracts	(1,454,799)	(318,926)
Metal Contracts	104,457	13,348
Stock Indices Contracts	(1,572,962)	(477,865)
Short-Term Interest Rate Contracts	1,878,969	(144,120)
Long Term Interest Rate Contracts	2,162,181	(488,244)
Forward Currency Contracts	489,656	277,613
Purchased Options on Forward Currency Contracts	(677,262)	(371,356)
Written Options on Forward Currency Contracts	489,096	846,274

Total	$2,199,963	$(717,342)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Line Item in the Statement of Operations	September 30, 2010	September 30, 2009
Futures trading gains (losses):
Realized	$1,232,550	$273,086
Change in unrealized	886,551	44,044
Forward currency and options on forward currency trading gains (losses):
Realized	(242,079)	(69,988)
Change in unrealized	726,578	1,081,275

Total	$2,603,600	$1,328,417

	Trading Revenue for	Trading Revenue for
	the Nine Months Ended	the Nine Months Ended
Line Item in the Statement of Operations	September 30, 2010	September 30, 2009
Futures trading gains (losses):
Realized	$627,252	$(1,542,590)
Change in unrealized	1,271,221	72,717
Forward currency and options on forward currency trading gains (losses):
Realized	(400,697)	(209,179)
Change in unrealized	702,187	961,710

Total	$2,199,963	$(717,342)

CAMPBELL ALTERNATIVE ASSET TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)
For the three months ended September 30, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 1,650 and 1,000 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $243,300,000 and $186,300,000 respectively.
For the nine months ended September 30, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 1,750 and 800 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $218,500,000 and $158,300,000 respectively.
Open contracts generally mature within twelve months; as of September 30, 2010, the latest maturity date for open futures contracts is December 2011, the latest maturity date for open forward currency contracts is December 2010, and the latest expiry date for options on forward currency contracts is October 2010. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.
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
Note 10. INTERIM FINANCIAL STATEMENTS
The statements of financial condition, including the condensed schedules of investments, as of September 30, 2010 and December 31, 2009, the statements of operations and financial highlights for the three months and nine months ended September 30, 2010 and 2009, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2010, and the results of operations and financial highlights for the three months and nine months ended September 30, 2010 and 2009, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2010 and 2009.
Note 11. SUBSEQUENT EVENTS
Management of the Trust has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $40,266,641 have been accepted during the continuing offering period as of September 30, 2010. Redemptions over the same time period total $43,297,061. The Trust commenced operations on October 1, 2001.
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

Results of Operations
The returns for the nine months ending September 30, 2010 and September 30, 2009 were 5.53% and (4.71%), respectively.
2010
Of the 2010 year-to-date increase of 5.53%, approximately (2.94)% was due to brokerage fees, operating costs and offering costs borne by the Trust, approximately 8.20% was due to trading gains (before commissions), and approximately 0.27% was due to investment income. During the nine months ended September 30, 2010, the Trust accrued brokerage fees in the amount of $589,817 and paid brokerage fees in the amount of $593,963. An analysis of the 8.20% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	14.96%

Currencies	1.05

Commodities	(1.92)

Stock Indices	(5.89)

8.20%

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

Catalysts for the equity rally in July hinged on strong economic data out of Europe, positive results from European bank stress tests and an increase in positive sentiment out of China. The S&P 500 and Dow Jones recorded gains of approximately 7% in July, adding another twist to their rollercoaster paths. Small gains were recorded in the European and U.S. equity markets from long positions in stock index futures as over-sold conditions paved the way for a reversal higher. Stocks rallied on better-than-expected second quarter earnings, increased M&A activity, higher dividends and additional buybacks. The Trust experienced losses in commodities, primarily from short positions in crude oil and long positions in precious metals. The correlation between equities and energies remained high and the rally in global equities sparked profit taking, reducing investor demand for gold as a safe haven. The Trust had additional losses in foreign exchange from short positions in the Euro/Yen cross, as the Euro showed renewed signs of life, appreciate more than 4% against the Yen. Losses were offset by gains in equities reading and in short-term fixed income markets from long positions in Eurodollar interest rate futures. Weaker-than-expected U.S. economic data led the market to believe that the Federal Reserve will need to keep interest rates low for an extended period.
The release of the August U.S. Federal Reserve meeting minutes resulted in yet another sell-off of “risk assets,” which helped contribute to the rise in fixed income prices. Yields reached multi-year lows in the U.S., Europe and U.K., resulting in gains from the Trust’s long fixed income positions, especially on the long end of the curve. Smaller gains were realized in the commodity markets, primarily in precious metals. Gold fully retraced July’s corrective sell-off, with its August month-end market value closing several ticks higher than the June close. The Trust’s long gold position benefitted from gold’s safe-haven status, as well as from news out of China, the world’s largest consumer and producer of gold, that they will allow greater access to trading of the metal. The Trust’s long silver position also produced favorable results due to its lock-step trading with gold. Long global equity indices holdings resulted in losses for the month. Weak labor and housing data releases, coupled with the FOMC’s downgrade of its assessment of the U.S. economic outlook, contributed to the poor performance of U.S. market indices. Japanese equities fared worse, as the stubbornly strong Japanese Yen weighs on Japanese exporters. By month-end, the Euro Stoxx 50 lost nearly 4.5%, the S&P 500 fell about 4.75%, and the Japanese Nikkei lost almost 7.5%. Additional losses were recorded in the foreign exchange markets from short positions in the Euro/Yen cross as the Euro appreciated more than 4% against the Japanese Yen. The Euro moved higher against most currencies as investors covered short positions as the Euro showed renewed signs of life.
Asset prices during the month of September were driven by FOMC hinting that the Federal Reserve is ready and willing to undergo a second round of quantitative easing. While the U.S. Dollar and interest rates fell, equities and commodities rose significantly. Commodity trading was the dominant contributor to positive performance for the month, particularly in precious and base metals, grains and soft commodities. Gold prices reached all-time highs, while silver rallied 12% to levels not seen since the early 1980s. Aluminum and nickel prices also posted double-digit increases during the month. Elevated demand and weather-related supply concerns pushed sugar, cotton and corn prices up over 22%, 17% and 10%, respectively. While commodity trading was a strong driver, foreign exchange was also a material contributor to performance, particularly from commodity-linked currencies. The month brought U.S. dollar weakness against all major currencies as investors bet the Federal Reserve would implement a fresh round of asset purchases to jump-start the slowing U.S. economy. Smaller gains were recorded in the equity markets as prices surged higher on fewer concerns of a “double-dip” U.S. recession and a continued increase in M&A activity. Stocks in Asia took the lead, followed by the U.S. and Europe, which lagged due to ongoing sovereign debt level concerns. A portion of the Portfolio’s gains were offset by losses in fixed income markets as bond prices were extremely volatile during September.

2009
Of the 2009 year-to-date decrease of (4.71)%, approximately (1.60)% was due to trading losses (before commissions) and approximately (3.17)% was due to brokerage fees, operating costs and offering costs borne by the Trust and offset by approximately 0.06% due to interest income. During the nine months ended September 30, 2009, the Trust accrued brokerage fees in the amount of $719,246 and paid brokerage fees in the amount of $727,175. An analysis of the (1.60)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	2.57%

Currencies	(1.01)

Commodities	(1.09)

Stock Indices	(2.07)

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

Contrary to investor fears, global stock market returns in 2009 have fueled improved risk appetite as economic data and corporate earnings support the rally for yet another month in July. The Trust’s trading performance was relatively flat, with positive results from long stock and short U.S. Dollar positions being offset by losses incurred from short interest rate positions. For the first half of 2009, many “trend-following” strategies struggled to curb losses and eked out small gains in a market environment that is in a classes “consolidation” (trendless and choppy) period.
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
During the month of September, the Trust’s technical and fundamental strategies both recorded healthy gains in the foreign exchange sector from short positions in the U.S. Dollar vs. most major currencies. Commodity-linked currencies were particularly profitable for the Trust, as both the Australian and New Zealand Dollars rose in value close to 5%. Technical and fundamental signals were also effective in the equity index sector, where the Trust benefited from primarily long positions across global stock indices. With the exception of Japan, global equities moved higher by 2 — 3% during the month on healthy M&A activity, as well as favorable signs of a manufacturing rebound and consumer spending renewal. Results were mixed in fixed income trading as gains earned from short-term rates were largely offset by losses on the long end of the curve. Commodities trading resulted in marginal losses overall, primarily due to short positions in natural gas. The price of natural gas rallied over 20% during the month as a result of significant short covering in the market despite record storage levels.

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
The Trust’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2010 and December 31, 2009 and the trading gains/losses by market category for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	September 30, 2010
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	1.31%	14.96%
Stock Indices	0.55%	(5.89)%
Commodities	0.64%	(1.92)%
Currencies	0.46%	1.05%

Aggregate/Total	1.68%	8.20%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the 2010 year-to-date increase of 5.53%, approximately (2.94)% was due to brokerage fees, operating costs and offering costs borne by the Trust, approximately 8.20% was due to trading gains (before commissions) and approximately 0.27% was due to investment income.

	December 31, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.90%	3.41%
Interest Rates	0.68%	(4.15)%
Stock Indices	0.45%	(0.68)%
Commodities	0.41%	(0.32)%

Aggregate/Total	1.62%	(1.74)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2009, approximately (1.74)% was due to trading losses (before commissions) and approximately 0.15% due to investment income offset by approximately (4.19)% due to brokerage fees, operating costs and offering costs borne by the Trust offset by giving a net return of (5.78)%.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
The following were the primary trading risk exposures of the Trust as of September 30, 2010, by market sector.
Currencies
Exchange rate risk is a principal market exposure of the Trust. The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust’s currency sector will change significantly in the future.
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
The following were the primary non-trading risk exposures of the Trust as of September 30, 2010.
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

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. (Removed and Reserved).
Item 5. Other Information.
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

CAMPBELL ALTERNATIVE ASSET TRUST (Registrant)
	By:	Campbell & Company, Inc.
Managing Owner

Date: November 15, 2010	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E 2 — E 3

31.02	Certification by Chief Financial Officer	E 4 — E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1