Form 10-K
period 2010-12-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2011-03-31
CIK 1114485

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2010
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
Yes ☐ No ☑
The Registrant has no voting stock. As of December 31, 2010 there were 16,954.41 Units of Beneficial Interest issued and outstanding.
Total number of pages 65. Consecutive page numbers on which exhibits commence: 6.

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
          Units were offered to the public until Campbell & Company terminated the continuing offering to the public effective December 31, 2002. The current offering is only available to the Campbell & Company, Inc. 401(k) Plan.
          A total of $56,618,830 was raised in the initial and continuing offering periods through December 31, 2010.

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
          Campbell & Company, Inc. (Campbell) has made the decision to cease the Trust offering, effective April 22, 2011. The decision to cease the offering is the precursor to closing the Trust as of May 31, 2011. The Trust initially began trading in October 2001 but has not offered units to the public since December 2002; however, the registered units continued to be offered exclusively for sale to the Campbell & Company, Inc. 401(k) Plan (the Plan).
          The assets of the Trust are largely comprised (87%) of affiliated entities of Campbell; Campbell’s management team has elected to construct a more suitable entity to facilitate the Plan. The current, non-affiliated, investors in the Trust may have opportunities to invest in other Campbell fund or trust offerings based on suitability requirements and in consideration with ERISA capacity. This change is part of Campbell’s continuing efforts to focus administrative resources on our currently available offerings which hold the majority of Campbell & Company, Inc. assets.
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
          The Registrant engages in financial instrument trading in approximately 55 financial instrument contracts on domestic and international markets. All of the Trust’s assets are currently allocated to the Financial, Metal & Energy Large Portfolio (“FME Large”). The FME Large Portfolio seeks exposure to financial markets, such as interest rates, foreign exchange and stock indices, as well as metals, energy products, soft commodities and other commodities. The FME Large Portfolio seeks exposure to these markets by following signals generated by a series of systematic computer models. The FME Large Portfolio employs a broad spectrum of models including traditional and factor-based trend following models, as well as a number of macroeconomic-based models. As of December 2010, the percentage of component risk for each major sector was as follows: 23% to currencies, 36% to commodity products, 24% to stock indices and 17% to interest rates. The contracts traded by the Registrant will fluctuate from time to time.
          The Registrant may, in the future, experience increased competition for the futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.
          The Trust appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation (the “Cash Manager”) as a cash manager under the non-custody Investment Advisory Agreement dated July 8, 2009. The cash manager is registered as an investment adviser with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940.
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

Charges
The following is a description of the current charges to the Trust.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Campbell & Company	Brokerage Fee	The Trust will pay Campbell & Company a brokerage fee of up to 2.85% of the Trust’s month-end net asset value per annum (prior to accruals for such brokerage fee or performance fees), irrespective of profitability, of which up to 0.35% is paid to the selling agents. Campbell & Company retains the remaining 2.50%.

Campbell & Company	Performance Fee	Campbell & Company will be paid a quarterly performance fee equal to 20% of aggregate cumulative appreciation in the Trust’s net asset value per unit, if any, excluding interest income and as adjusted for subscriptions and redemptions.

Campbell & Company	Offering Costs	Campbell & Company pays the Trust’s offering costs and is subsequently reimbursed by the Trust. Reimbursement of the Trust’s offering costs are not to exceed 0.9% of the aggregate subscriptions accepted by Campbell & Company.

Cash Manager and Custodian Fees	Cash Management and Custody fees	Cash management and custodial fees for the Trust’s non-margin assets is estimated at 0.10% per annum based on the percentage of assets under management by the cash managers.
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
Changes In Financing Policies or the Imposition of Other Credit Limitations or Restrictions Could Compel the Trust to Liquidate Positions at Disadvantageous Prices
          The Trust may utilize and may depend on the availability of credit in order to trade its portfolio. There can be no assurance that the Trust will be able to maintain adequate financing arrangements under all market circumstances. As a general matter, the dealers that provide financing to the Trust can apply essentially discretionary margin, haircut, financing security and collateral valuation policies. Changes by dealers in such financing policies, or the imposition of other credit limitations or restrictions, whether due to market circumstances or governmental, regulatory or judicial action, may result in large margin calls, loss of financing, forced liquidation of positions at disadvantageous prices, termination of swap and repurchase agreements and cross-defaults to agreements with other dealers. Any such adverse effects may be exacerbated in the event that such limitations or restrictions are imposed suddenly and/or by multiple market participants at or about the same time. The imposition of such limitations or restrictions could compel the Trust to liquidate all or part of its portfolio at disadvantageous prices. In 2009, banks and dealers substantially curtailed financing activities and increased collateral requirements, forcing many hedge funds to liquidate.
Your Investment Could Be Illiquid
          Futures, forward and option positions cannot always be liquidated at the desired price; this can occur when the market is thinly traded (i.e., a relatively small volume of buy and sell orders) or in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The financing available to the Trust from banks, dealers and other counterparties is likely to be restricted in disrupted markets. The Trust may incur material losses and the risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid making it difficult or impossible to close out positions against which the markets are moving. For example, in 1994, 1998 and again in 2007-2009 there was a sudden restriction of credit by the dealer community that resulted in forced liquidations and major losses for a number of private investment funds. It is possible that in the future, in such situations, Campbell & Company may be unable for some time to liquidate certain unprofitable positions thereby increasing the loss to the Trust from the trade. Additionally, foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, such as energy products or metals. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Trust, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk. Any of these actions could also result in losses to the Trust. A subscription for Units should be considered only by persons financially able to maintain their investment and who can afford the loss of all or substantially all of such investment.

Suspension of Redemptions
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
Market Disruptions: Governmental Intervention; The Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”)
     The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.
     The Trust may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Trust from its banks, dealers and other counterparties is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the Trust. Market disruptions may from time to time cause dramatic losses for the Trust, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.
     In response to the recent financial crises, the Obama Administration and the U.S. Congress proposed sweeping reform of the U.S. financial regulatory system. After over a year of debate, the Reform Act became law in July 2010. The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandate multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Reform Act on the Trust, Campbell & Company, and the markets in which they trade and invest. The Reform Act could result in certain investment strategies in which the Trust engages or may have otherwise engaged becoming non-viable or non-economic to implement. The Reform Act and regulations adopted pursuant to the Reform Act could have material adverse impact on the profit potential of the Trust.

Speculative Position Limits
     The Commodity Futures Trading Commission (“CFTC”) and certain exchanges have established position limits on the maximum net long or short futures and options positions which any person or group of persons acting in concert may hold or control in particular futures contracts. The CFTC has adopted a rule generally requiring each domestic U.S. exchange to set speculative position limits, subject to CFTC approval, for all futures contracts and options traded on such exchanges which are not already subject to speculative position limits established by the CFTC or such exchange. The CFTC has jurisdiction to establish speculative position limits with respect to all futures contracts and options traded on exchanges located in the United States, and any such exchange may impose additional limits on positions on that exchange. Generally, no speculative position limits are in effect with respect to the trading of forward contracts or trading on non-U.S. exchanges. All trading accounts owned or managed by Campbell & Company acting on behalf of the Trust, its respective principals and affiliates will be combined for speculative position limit purposes. Because future position limits allow a commodity trading advisor and its principals to control only a limited number of contracts in any one commodity, Campbell & Company and their principals are potentially subject to a conflict among the interests of all accounts the Trust and its principals control which are competing for shares of that limited number of contracts. Although Campbell & Company may be able to achieve the same performance results with OTC substitutes for futures contracts, the OTC market may be subject to differing prices, lesser liquidity and greater counterparty risks than the regulated U.S. commodities exchanges. Campbell & Company may in the future reduce the size of the positions which would otherwise be taken or not trade in certain markets on behalf of the Trust in order to avoid exceeding such limits. Modification of such trades that would otherwise be made by Campbell & Company, if required, could adversely affect the Trust’s operations and profitability. Such modification, if required, could require the Trust to liquidate certain positions more rapidly than might otherwise be desirable, and could adversely affect the performance of the Trust. A violation of speculative position limits by the Trust could lead to regulatory action materially adverse to the Trust’s prospects for profitability.
     The CFTC has proposed and invited public comment regarding a new rule to implement speculative position limits for futures and options contracts in certain energy commodities. Such speculative position limits may apply to traders engaged in trading that is neither for bona fide hedging nor swap dealer risk management purposes. Depending on the outcome of this or any future CFTC regulatory action, the rules concerning speculative position limits may be amended in a manner that is either detrimental or favorable to the Trust. For example, if the amended rules are detrimental to the Trust, the Trust’s ability to invest in additional commodity futures contracts may be limited to the extent these activities would cause the Trust to exceed the applicable speculative position limits.
     In addition, it is possible that the CFTC may propose new rules that would consider futures contracts underlying OTC transactions in calculating position limits. Such a change could alter, perhaps to a material extent the nature of an investment in the Trust to continue to implement its investment approach.
Over-the-Counter Transactions are Subject to Little, if Any, Regulation
          The Trust trades forward and option contracts in foreign currencies. Such contracts are typically traded over-the-counter through a dealer market, which is dominated by major money center and investment banks, and is not regulated by the Commodity Futures Trading Commission. Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Trust. The market for forward and option contracts relies upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Trust to significant losses in the event of trading abuses or financial failure by participants in the forward and option markets which it might otherwise have avoided.
Over-the-Counter Transactions May Be Subject to the Risk of Counterparty Default
     The Trust faces the risk of non-performance by its counterparties to forward and option contracts and such non-performance may cause some or all of its gains to remain unrealized. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case, your Units could suffer significant losses on these contracts.

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
The Regulatory Risk Associated with Futures Contracts Could Adversely Affect the Trust’s Operations and The Profitability of Your Investment
          The CFTC has recently proposed and invited public comment regarding a new rule to implement position limits on energy futures contracts such as crude oil, heating oil, natural gas, gasoline and other energy products and has solicited public comment regarding that advisability of imposing similar limits in the metals futures markets. We do not anticipate these limits will affect the Trust’s ability to trade, but it is possible that they may in the future if the assets under management increase dramatically.
Regulatory Changes or Actions May Alter the Operations and Profitability of the Trust
          Considerable regulatory attention has been focused on non-traditional investment pools. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to implement its investment strategies.
     The futures markets are subject to comprehensive statutes, regulations and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of swaps and futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Trust is impossible to predict, but could be substantial and adverse.

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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
          There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example in 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2009, this estimate had risen to approximately $213.6 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Trust. It may become more difficult for the Trust to implement its trading strategy if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward or option positions, or otherwise alter trading patterns.
Limits Imposed by Futures Exchanges or Other Regulatory Organizations, Such As Speculative Position Limits and Daily Price Fluctuation Limits, May Alter Trading Decisions for the Trust
          The CFTC and U.S. futures exchanges have established limits, known as speculative position limits, on the maximum net long or net short positions which any person may hold or control in certain futures and options on futures contracts. Most U.S. futures exchanges also have established –daily price fluctuation limits which preclude the execution of trades at prices outside of the limit. Contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. All accounts controlled by Campbell & Company, including the account of the Trust, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, such limits could cause a modification of Campbell & Company’s trading decisions for the Trust or force liquidation of certain futures or options on futures positions. Either of these actions may not be in the best interest of the investors. From time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases, it is possible that Campbell & Company, as trading advisor, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity.

Increase in Assets Under Management May Make Profitable Trading More Difficult
          Campbell & Company has not agreed to limit the amount of additional equity which it may manage, and is actively engaged in raising assets for existing and new accounts. Should the amount of equity that Campbell & Company manages increase, it may be more difficult for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Trust which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Financial, Metal & Energy Large Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to Unitholders in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts does exceed the compensation it receives from managing the Trust’s account. Because records with respect to other accounts are not accessible to Unitholders in the Trust, the Unitholders will not be able to determine if Campbell & Company is favoring other accounts. See “Campbell & Company, Inc. — Trading Capacity.”
Investors Will Not Be Able to Review the Trust’s Holdings on a Daily Basis
          Campbell & Company makes the Trust’s trading decisions. While Campbell & Company receives daily trade confirmations from the futures broker and over-the-counter counterparty, the Trust’s trading results are reported to Unitholders monthly. Accordingly, an investment in the Trust does not offer Unitholders the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.
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

Other Risks
Fees and Commissions are Charged Regardless of Profitability and are Subject to Change
          The Trust is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Trust’s profitability. Included in these charges are brokerage fees and operating expenses. On the Trust’s forward and option trading, –bid-ask spreads and prime brokerage fees are incorporated into the pricing of the Trust’s forward and option contracts by the counterparties in addition to the brokerage fees paid by the Trust. It is not possible to quantify the –bid-ask spreads paid by the Trust because the Trust cannot determine the profit its counterparty is making on the forward and option transactions. Such spreads can at times be significant. In addition, while currently not contemplated, the Trust Agreement allows for changes to be made to the brokerage fee and performance fee upon sixty days’ notice to the Unitholders.
The Trust’s Service Providers Could Fail
          The institutions with which the Trust trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Trust. The futures broker is generally required by U.S. law to segregate all funds received from such broker’s customers from such broker’s proprietary assets. If the futures broker fails to do so to the full extent required by law, the assets of the Trust might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcy, the Trust could lose the entire amount, or be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the futures broker as margin) was held by the futures broker. Furthermore, dealers in forward and option contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. The futures broker has been the subject of regulatory and private causes of action, as described under “The Futures Broker”.
     Although the managing owner regularly monitors the financial condition of the counterparties it uses, if the Trust’s counterparties were to become insolvent or the subject of liquidation proceedings in the United States (either under the Securities Investor Protection Act of the United States Bankruptcy Code), there exists the risk that the recovery of the Trust’s assets from such counterparty will be delayed or be a value less than the value of the assets originally entrusted to such counterparty.
Inadequate Models Could Negatively Affect the Trust’s Portfolio
     Campbell & Company’s trading is highly model driven, and is materially subject to possible flaws in the models. As market dynamics (for example, due to changed market conditions and participants) shift over time, a previously highly successful model often becomes outdated or inaccurate, sometimes without Campbell & Company recognizing that fact before substantial losses are incurred. In particular, the Trust may incur major losses in the event of disrupted markets and other extraordinary events that cause Campbell & Company’s pricing models to generate prices which deviate from the market. The risk of loss to the Trust in the case of disrupted markets is compounded by the number of different investment models of pricing, each of which may independently become wholly unpredictable during market disruptions. In addition, in disrupted derivatives markets, many positions may become illiquid, making it difficult or impossible to close out positions against which the markets are moving. There can be no assurance that Campbell & Company will be successful in continuing to develop and maintain effective quantitative models.

Investors Must Not Rely on the Past Performance of Either Campbell & Company or the Trust in Deciding Whether to Buy Units
          The future performance of the Trust is not predictable, and no assurance can be given that the Trust and Campbell & Company will perform successfully in the future in as much as past performance is not necessarily indicative of future results. The trading advisor’s trading systems are continually evolving and the fact that the Trust and the trading advisor may have traded successfully in the past does not mean that they will do so in the future. Additionally, the markets in which the Trust operates have been severely disrupted over the past year or more, so results observed in earlier periods may have little relevance to the results observable in the current environment.
          The past performance of the Trust may not be construed as an indication of the future results. The personnel of Campbell & Company responsible for managing the investment portfolio have substantial experience in managing investments and private investment funds and have provided and continue to provide advisory and management services to clients and private and registered investment funds.
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
The Trust Could Terminate Before You Achieve Your Investment Objective, Causing Potential Loss of Your Investment or Disrupting Your Investment Portfolio Allocation
          As managing owner, Campbell & Company may withdraw from the Trust upon 120 days’ notice, which would cause the Trust to terminate unless a substitute managing owner were obtained. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

The Trust Is Not A Regulated Investment Company and Is Therefore Subject to Different Protections Than a Regulated Investment Company
          Although the Trust and Campbell & Company are subject to regulation by the CFTC, the Trust is not an investment company subject to the Investment Company Act of 1940 and Campbell & Company is not registered as an investment advisor under the Investment Advisors Act of 1940. Accordingly, you do not have the protections afforded by those statutes which, for example, require investment companies to have a majority of disinterested directors and regulates the relationship between the adviser and the investment company.
Forwards, Options, Swaps, Hybrids and Other Derivatives Are Not Subject to CFTC Regulation, Therefore, the Trust Will Not Receive the Same Protections on These Transactions
          The Trust trades foreign exchange contracts and options in the interbank market. In the future, the Trust may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate for floating rate interest. Hybrids are instruments which combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming more liquid. There is no exchange or clearinghouse for these contracts and they are not regulated by the CFTC. The Trust will not receive the protections which are provided by the CFTC’s regulatory scheme for these transactions.
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
Item 4. (Removed and Reserved)
PART II
Item 5. Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
          Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2010, there were 84 Unitholders in the Registrant and 16,954.41 Units of Beneficial Interest outstanding.
          Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.
          The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data
Dollars in thousands, except per Unit amounts
     The following summarized financial information is for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

		For the Years Ended December 31,
	2010	2009	2008	2007	2006
Total Assets	$30,990,022	$31,009,469	$36,668,639	$37,566,581	$43,619,109

Total Unitholder’s Capital	29,727,966	29,002,062	35,835,483	36,288,756	42,871,715

Total Net Trading Gain (Loss) (includes brokerage commissions)	4,632,309	(826,016)	1,568,937	(4,880,807)	2,971,747
Net Income (Loss)	3,817,397	(1,807,668)	977,473	(4,555,069)	3,250,791

Net Income (Loss) Per Managing Owner and Other Unitholder Unit *	210.52	(85.69)	43.49	(195.52)	135.31
Increase (Decrease) in Net Asset Value Per Managing Owner and Other Unitholder Unit	215.83	(94.41)	28.40	(211.94)	123.59

*	- Based on weighted average number of units outstanding during the period.
The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2010 and 2009.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	2010	2010	2010	2010
Total Net Trading Gain(Loss) (net of brokerage Commissions)	($665,443)	$217,585	$2,576,890	$2,503,277
Net Income (Loss)	(872,094)	572	2,406,440	2,282,479

Net Income (Loss) per Managing Owner and Other Unitholder Unit	(45.45)	0.03	137.75	130.78
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	(51.13)	(1.60)	137.72	130.84
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,486.45	1,484.85	1,622.57	1,753.41

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	2009	2009	2009	2009
Total Net Trading Gain(Loss) (net of brokerage Commissions)	$75,143	$(2,137,482)	$1,317,012	$(80,689)
Net Income (Loss)	(207,164)	(2,392,807)	1,078,786	(286,483)

Net Income (Loss) per Managing Owner and Other Unitholder Unit	(9.33)	(110.22)	52.82	(14.29)
Increase (Decrease) in Net Asset Value per Managing Owner and Other Unitholder Unit	(12.84)	(113.43)	49.41	(17.55)
Net Asset Value per Managing Owner and Other Unitholder Unit at the End of the Period	1,619.15	1,505.72	1,555.13	1,537.58

*	- Based on weighted average number of units outstanding during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
          The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $40,797,087 have been accepted during the continuing offering period as of December 31, 2010. Redemptions over the same time period total $44,580,834. The Trust commenced operations on October 1, 2001.
As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan.
          Campbell & Company, Inc. (Campbell) has made the decision to cease the Trust offering, effective April 22, 2011. The decision to cease the offering is the precursor to closing the Trust as of May 31, 2011. The Trust initially began trading in October 2001 but has not offered units to the public since December 2002; however, the registered units continued to be offered exclusively for sale to the Campbell & Company, Inc. 401(k) Plan (the Plan).
          The assets of the Trust are largely comprised (87%) of affiliated entities of Campbell; Campbell’s management team has elected to construct a more suitable entity to facilitate the Plan. The current, non-affiliated, investors in the Trust may have opportunities to invest in other Campbell fund or trust offerings based on suitability requirements and in consideration with ERISA capacity. This change is part of Campbell’s continuing efforts to focus administrative resources on our currently available offerings which hold the majority of Campbell & Company, Inc. assets.
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
          The Trust maintains 40-80% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions and additions are taken into account each month, the trade level of the Trust are adjusted and positions in the instruments the Trust trades are added or liquidated on a pro-rata basis to meet those increases or decreases in trade levels.
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
          The Trust occasionally receives margin calls (requests to post more collateral) from its futures broker or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody account at Northern Trust to the margin accounts. In the past three years, the Trust has not needed to liquidate any position as a result of a margin call.
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
Results of Operations
          The returns for the years ended December 31, 2010, 2009 and 2008 were 14.04%, (5.78)%, and 1.77%, respectively. The following is a discussion of the brokerage and performance fees accrued and paid. During the years ended December 31, 2010, 2009, and 2008, the Trust accrued brokerage fees in the amount of $802,334, $941,871, and $1,055,055, respectively, and paid brokerage fees in the amounts of $805,793, $952,313, and $1,063,516, respectively. During the years ended December 31, 2010, 2009, and 2008, the Trust accrued and paid performance fees in the amount of $0, $0, and $0, respectively.
2010
          For the 2010 increase of 14.04%, approximately 17.51% was due to trading gains (before commissions) and approximately 0.34% due to investment income offset by approximately (3.81)% due to brokerage fees, operating costs and offering costs borne by the Trust. An analysis of the 17.51% trading gain by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	12.36%

Commodities	4.20
Currencies	3.36
Stock Indices	(2.38)

17.52%

          The New Year began with an equity sell-off in the second half of the month as global confidence in a steady recovery, again, began to waver, resulting in trading losses for the Trust’s net long equity indices positions. Primary drivers were related to: (1) China’s efforts to manage growth; (2) questionable stability of the European Union as Greece potentially defaults on sovereign debt; and (3) the potential heavy-handed regulation of the U.S. banking system. As the global risk trade unwound, the Trust’s commodity positions also produced losses, largely in the energy complex and in base metals. The global negative news detracted from a relative positive earnings season and signs of improved economic data. Further losses were recorded in currency trading as the U.S. Dollar was, once again, seen as a safe haven as the economic health of several nations was called into question. Marginal gains were recorded in fixed income as we were able to benefit from the steepening of the yield curve as a result of short-term interest rates being kept at extremely low levels by global central banks.
          The first half of February was somewhat subdued as the market digested mixed U.S. employment numbers versus the unemployment rate. By mid-month, the Federal Reserve surprised the markets by decided to hike the discount rate, in a clear sign that the pace of their exit strategy may be more aggressive than originally anticipated. Our long position in short-term rates, both in the U.S. and Europe, fueled strong gains in the sector for the remainder of the month. Gains were also recorded in currency trading as the Euro currency weakened against most majors on accelerated sovereign fears evidenced by the record high cost of insuring Greek and Portuguese debt. Global equity indices trading produced small losses for the Trust as a result of dealing with diverse global macroeconomic challenges (weakening Euro, China central bank intervention and U.S. employment and earnings season results). While the market finished generally negative in Europe and Asia, the U.S. managed to record a gain on largely upbeat fourth quarter earnings announcements with many S&P constituents beating consensus expectations. Commodity trading resulted in generally negative results as the structural imbalances in Europe, and the strong relative performance of the U.S. economy versus the Eurozone helped “de-link” Europe from the risk trade, keeping commodities in alignment with U.S. stocks. While energy prices rallied for most of the month, precious metals sold off early only to turn positive as the market used gold as a safe haven against Eurozone turmoil.
          March proved to be a very strong month for trends as our long positions in energies and base metals benefited from prices moving higher on climbing global economic growth prospects. Global equity indices also provided gains for the Trust’s long positions as prices surged on renewed merger and acquisition activity, positive news centered on economic releases, and subdued fears regarding Greece’s finances. Marginal gains were recorded in the foreign exchange markets as the return of the carry trade pushed commodity linked currencies higher. Almost all central banks have acknowledged that the worst has passed; however, the lack of flexibility to induce fresh fiscal or monetary stimulus has forced a lower for longer interest rate policy globally. The Trust’s net gains were partially offset by losses in the fixed income markets from long positions in U.S. Treasury futures as prices fell during the month. In the U.S. fixed income market, heavy supply put pressure on bond prices, and U.S. Treasury yields were higher than swap yields for the first time on record.
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

          As European sovereign debt concerns persisted and China tightened credit in an attempt to cool overheating in its property sector, the decline in equity markets by the end of May was wide-spread across the U.S., Europe, and Asia. Certainly the “flash crash” on May 6th only added to the unsettling nature of equity market price behavior throughout the month. While the Trust experienced losses in equity indices, gains in fixed income help offset the flight from risky assets in favor of government debt. Commodity trading was difficult for the Trust, particularly in the energy sector, as the complex fell in tandem with the equity markets until a late month bounce. While BP’s spill in the Gulf continued to flow uncontrollably, the disaster has not significantly affected the supply of oil into the U.S. to date. Along with the scare in Greece, the Euro came under pressure against the U.S. Dollar as comments from Federal Reserve Chairman Bernanke raised concerns over the Eurozone’s bank funding. The U.S. Dollar was, once again, viewed as a safe position trade as risk aversion, volatility and liquidity dominated currency markets contributing to gains in the foreign exchange sector for the Trust.
          In June, another month of the “risk off” trade gave government bonds a bid, which produced healthy gains from long global fixed income positions. Unfortunately, these gains were offset by losses in equity indices, foreign exchange and commodities. Long equity positions suffered from an equity sell-off, which primarily stemmed from weaker than expected U.S. and Chinese economic data, negative corporate news and interbank funding concerns in the European region. Foreign exchange trading generated losses primarily from the Trust’s short Swiss Franc position as the currency rallied 7% vs. the U.S. Dollar based on Swiss National Bank comments softening its intervention language. Commodity trading produced minimal losses, largely from our trading in natural gas futures which ended up 3.6% after finally breaking out of a three-month range. The oil spill in the Gulf of Mexico has not been a significant factor on short-term price movements but most analysts agree that the real impact will be long-term as the cost of production is almost sure to go higher on the back of tighter regulation.
          Catalysts for the equity rally in July hinged on strong economic data out of Europe, positive results from European bank stress tests and an increase in positive sentiment out of China. The S&P 500 and Dow Jones recorded gains of approximately 7% in July, adding another twist to their rollercoaster paths. Small gains were recorded in the European and U.S. equity markets from long positions in stock index futures as over-sold conditions paved the way for a reversal higher. Stocks rallied on better-than-expected second quarter earnings, increased M&A activity, higher dividends and additional buybacks. The Trust experienced losses in commodities, primarily from short positions in crude oil and long positions in precious metals. The correlation between equities and energies remained high and the rally in global equities sparked profit taking, reducing investor demand for gold as a safe haven. The Trust had additional losses in foreign exchange from short positions in the Euro/Yen cross, as the Euro showed renewed signs of life, appreciating more than 4% against the Yen. Losses were offset by gains in equities trading and in short-term fixed income markets from long positions in Eurodollar interest rate futures. Weaker-than-expected U.S. economic data led the market to believe that the U.S. Federal Reserve will need to keep interest rates low for an extended period.
          The release of the August U.S. Federal Reserve meeting minutes resulted in yet another sell-off of “risk assets,” which helped contributed to the rise in fixed income prices. Yields reached multi-year lows in the U.S., Europe, and U.K., resulting in gains from the Trust’s long fixed income positions, especially on the long end of the curve. Smaller gains were realized in the commodity markets, primarily in precious metals. Gold fully retraced July’s corrective sell-off, with its August month-end market value closing several ticks higher than the June close. The Trust’s long gold position benefitted from gold’s safe-haven status, as well as from news out of China, the world’s largest consumer and producer of gold, that they will allow greater access to trading of the metal. The Trust’s long silver position also produced favorable results due to its lock-step trading with gold. Long global equity indices holdings resulted in losses for the month. Weak labor and housing data releases, coupled with the Federal Open Market Committee (“FOMC”) of the U.S. Federal Reserve’s downgrade of its assessment of the U.S. economic outlook, contributed to the poor performance of U.S. market indices. Japanese equities fared worse, as the stubbornly strong Japanese Yen weighs on Japanese exporters. By month-end, the Euro Stoxx 50 lost nearly 4.5%, the S&P 500 fell about 4.75%, and the Japanese Nikkei lost almost 7.5%. Additional losses were recorded in the foreign exchange markets from short positions in the Euro/Yen cross as the Euro appreciated more than 4% against the Japanese Yen. The Euro moved higher against most currencies as investors covered short positions as the Euro showed renewed signs of life.

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
          Financial markets in October were fixated on the U.S. Federal Reserve’s intentions to engage in a second round of Quantitative Easing (“QE2”). In September, markets began pricing in the anticipated QE2 stimulus, which clearly continued into October. Over the course of the month the U.S. Treasury markets shifted from speculating on a future deflationary environment to pricing in future inflation in the TIPS market. Perhaps the markets were reacting to Chairman Bernanke’s comments that inflation is too low and unemployment is too high. Commodity trading was a primary driver of gains for the Trust as silver and gold reached new highs mid-month, and zinc and copper surged higher in the base metal category. Sugar and cotton both rose over 22% on supply/demand imbalances, while grains continued their upward trend with corn leading the way in performance for the sector. The growing expectations of QE2 in the U.S., third quarter earnings that largely beat analyst estimates and market expectations for a congressional change of power at the mid-term elections, propelled the global equity markets higher. The Trust recorded strong gains in stock index trading, particularly in the U.S. and Europe. QE2 also took center stage in currency trading, allowing the Trust to benefit from a weaker U.S. Dollar against most major currencies. Asian-based currencies and commodity-linked currencies were, in particular, profitable. Minimal losses were recorded in the fixed income markets as positive intra-month economic data caused market participants to question if additional QE on a global level was warranted on such a massive scale.
          After much anticipation and debate, the second effort by the U.S. Federal Reserve to stimulate the U.S. economy through government bond purchases. Perhaps a case of “buy the rumor, sell the fact,” bond prices fell following the announcement and continued to fall for the remainder of the month generating losses for the Trust in fixed income trading. In currency trading, once QE2 was announced, the U.S. Dollar never looked back. The Trust’s short U.S. Dollar position was significantly reduced during the month; however, small losses in currency trading were incurred. In Europe, the Euro dropped below 1.30 for the first time in more than 10 weeks as speculation leaned toward a worsening debt crisis, and unemployment in the region rose to the highest level in more than 12 years. Commodities were volatile and mixed, generating small gains in the sector for Campbell on the month. Gains in energy trading and metals were dampened by losses in grains and soft commodities. While the energy complex made new highs for the year, primarily on the Chinese inflation story, cotton prices fell 26% from the mid-November high. It seems to be all about China these days as they attempt to dampen growth for fear of inflation. Equity trading was marginally positive despite mixed performance around the globe. While major U.S. indices finished slightly lower on the month, Japan’s Nikkei was up 8%, primarily driven by the weakening Yen. Global Central Bank intervention has made trading based solely on macroeconomic measures difficult. The Trust’s models have naturally tilted to technical indicators until the value of fundamental information is once again relevant to asset prices.
          The appetite for risk-based assets was clearly back in vogue during the month of December. Commodities were the strongest performing sector during the month for the Trust as the rally in energies, metals, soft commodities and grain markets continued. The petroleum and industrial metal complexes closed December near the year’s highs on steady demand and a healthy global economic picture. Cotton rallied over 25% during the month to finish up over 90% on the year. Additional gains were recorded in stock index trading as global equity markets staged a strong rally during the month on better than expected economic data, including strong consumer spending during the 2010 holiday season, and increased M&A activity. Despite signs of a stronger economy and higher interest rates, the U.S. Dollar weakened against all major currencies in December, fueling gains for the Trust in the currency sector. Commodity-linked currencies, in particular, enjoyed a strong rally with the Australian Dollar reaching its strongest level since 1982. Despite its strong year-to-date performance, Fixed Income was the only losing sector for the Trust in December, as economic conditions improved and Central Bank policies across the globe remained unchanged.

2009
          For the 2009 decrease of 5.78%, approximately 1.74% was due to trading losses (before commissions) and approximately 0.15% due to investment income offset by approximately (4.19)% due to brokerage fees, operating costs and offering costs borne by the Trust. An analysis of the 1.74 % trading loss by sector is as follows:

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
The Trust’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2010, 2009 and 2008 and the trading gains/losses by market category for the years then ended.

	December 31, 2010
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.83%	4.20%
Stock Indices	0.48%	(2.38)%
Currencies	0.46%	3.36%
Interest Rates	0.45%	12.36%

Aggregate/Total	1.72%	17.52%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the 14.04% return for the year ended December 31, 2010, approximately 17.51% was due to trading gains (before commissions) and approximately 0.34% due to interest income offset by approximately (3.81)% due to brokerage fees, operating costs and offering costs borne by the Trust.

	December 31, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.90%	3.41%
Interest Rates	0.68%	(4.15)%
Stock Indices	0.45%	(0.68)%
Commodities	0.41%	(0.32)%

Aggregate/Total	1.62%	(1.74)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the (5.78)% return for the year ended December 31, 2009, approximately (1.74)% was due to trading gains (before commissions) and approximately 0.15% due to interest income offset by approximately (4.19) due to brokerage fees, operating costs and offering costs borne by the Trust.

	December 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.51)%
Interest Rates	0.30%	(4.51)%
Stock Indices	0.18%	9.10%
Commodities	0.05%	0.35%

Aggregate/Total	0.60%	4.43%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the 1.77% return for the year ended December 31, 2008, approximately 4.43% was due to trading gains (before commissions) and approximately 1.51% due to interest income offset by approximately (4.17)% due to brokerage fees, operating costs and offering costs borne by the Trust.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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

          The following were the primary trading risk exposures of the Trust as of December 31, 2010, by market sector.
Currencies
          Exchange rate risk is a principal market exposure of the Trust. The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including crossrates— i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust’s currency sector will change significantly in the future.
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
Metals
          The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel, silver, and zinc.
Agricultural
          The Trust’s agricultural exposure was to the fluctuations in the price of wheat, corn, coffee, sugar, soy, hogs, cattle, and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the primary non-trading risk exposures of the Trust as of December 31, 2010.

Foreign Currency Balances
          The Trust’s primary foreign currency balances are in Australian Dollars, Canadian Dollars, Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice per month, and more frequently if a particular foreign currency balance becomes unusually large).
Fixed Income Securities
          The Trust’s primary market exposure iin instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. All securities purchased by the cash manager on behalf of the Trust are held in the Trust’s custody account at the custodian.
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
          Campbell & Company manages the risk of the Trust’s non-trading instruments of Treasury Bills held for margin purposes by limiting the duration of such instruments to no more than six months. Campbell & Company manages the risk of the Trust’s fixed income securities held for cash management purposes by restricting the cash managers to investing in securities that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker’s acceptances and certificates of deposit; (ii) commercial paper; and (iii) corporate debt.
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
          Financial statements meeting the requirements of Regulation S-X appear beginning on Page 46 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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
          Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010. In making this assessment, Management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010 , the Trust’s internal control over financial reporting was effective.

Item 9B.	Other Information
          There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2010.
PART III

Item 10.	Directors and Executive Officers of the Registrant
          The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is located at 2850 Quarry Lake Drive, Baltimore, Maryland 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:
          G. William Andrews, born in 1972, has been employed by Campbell & Company since April 1997 and was appointed Chief Operating Officer in January 2010, was Vice President: Director of Operations from April 2007 to January 2010, and was Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006. As Chief Operating Officer, he is involved in all operational aspects of the firm. In March 2010, Mr. Andrews was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. In March 2010, Mr. Andrews was appointed the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company effective June 21, 2006. Mr. Andrews became listed as Principal of Campbell & Company Investment Adviser LLC effective March 29, 2010.
          Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as President and Chief Executive Officer since April 2007, Secretary since May 1992, Director since January 1994, and was Chief Financial Officer and Treasurer until July 2008. Since April 2007, Ms. Becks has served as the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser; she previously served as Chief Financial Officer, Treasurer and Assistant Secretary commencing December 2005. Ms. Becks has served since April 2007 as Trustee, President and Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company; she previously served as Treasurer, Chief Financial Officer and Assistant Secretary commencing June 2005. In May 2010, Ms. Becks was incorporated in The Bahamas. Ms. Becks served as a member of the Board of Directors of the Managed Funds Association from November 2002 to November 2006. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective May 7, 1999, March 10, 1993 and April 21, 1999, respectively. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively.
          D. Keith Campbell, born in 1942, has served as the Chairman of the Board of Directors of Campbell & Company since it began operations in 1972, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective October 29, 1997, September 29, 1978 and September 29, 1997, respectively. Mr. Campbell became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.

          Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as Vice Chairman of the Board of Directors of Campbell & Company since April 2007, was President from January 1994 to April 2007, and Chief Executive Officer from January 1998 to April 2007. From December 2005 until April 2007, Mr. Cleland was also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment advisor. From June 2005 until April 2007, Mr. Cleland also served as Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. In March 2010, Mr. Cleland was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Futures Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland again became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective December 15, 1993, September 15, 1993 and December 15, 1993, respectively. Mr. Cleland was an Associated Person, Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC from December 2005 to April 2007. Effective July 9, 2008, Mr. Cleland again became listed as a Principal of Campbell & Company Investment Adviser LLC.
          Gregory T. Donovan, born in 1972, joined Campbell & Company in October 2006 and has served as Chief Financial Officer and Treasurer of Campbell & Company since July 2008, and was Senior Vice President of Accounting and Finance from October 2006 to July 2008. His duties include oversight of accounting and finance functions and review of accounting policies and procedures. Mr. Donovan is also, since April 2007, the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment advisor, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010 as Treasurer of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services, a managing consulting firm, serving as Director in the Financial and Economic Consulting Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective July 5, 2007, May 9, 2007 and July 2, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.
          Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, was appointed Deputy Manager of Trading in September 2004 and has served as Vice President and Director of Trading since June 2006. His duties include managing daily trade execution for the assets under Campbell & Company’s management. In March 2010, Mr. Harris was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the investment process of the firm. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective September 21, 2000, June 15, 2006 and August 19, 2000, respectively.

          Xiaohua Hu, born in 1963, joined Campbell & Company in April 1994 and was appointed Research Director in March 2010. Since he joined the firm, Mr. Hu has had a major role in the ongoing research and development of Campbell & Company’s trading systems. In March 2010, Mr. Hu was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. Mr. Hu holds a B.A. in Manufacturing Engineering from Changsha University of Technology in China. He went on to receive an M.A. and Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan. During his studies at Toyohashi, Mr. Hu was also a Visiting Researcher in Computer Science and Operations Research and published several research papers. Mr. Hu was listed as a Principal of Campbell & Company from February 1998 to December 2001. Mr. Hu again became listed as a Principal of Campbell & Company effective April 7, 2010.
     Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company’s fund administration function. Mr. Lloyd is also, since September 2005, the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC-registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010 as Secretary of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. (“DBSI”) in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective August 30, 2010, October 20, 2005 and August 30, 2010, respectively. Mr. Lloyd became listed as a Principal of Campbell & Company Investment Adviser LLC effective December 12, 2005.
     Robert W. McBride, born in 1970, has been employed by Campbell & Company since January 2004 and was appointed Director — Software Development and Research Operations in May 2010, was Director of Research Operations & Trade Operations from January 2010 to May 2010, Research Operations — Code Management Manager from March 2006 to January 2010, and Research Programmer from January 2004 to March 2006. Mr. McBride holds a M.S. in Computer Science from South Dakota Schools of Mines and Technology and a B.S. in Computer Science from Minnesota State University Mankato. Mr. McBride became listed as a Principal of Campbell & Company effective May 25, 2010.
     Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director — Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Ms. Wills-Zapata is also, since December 2008, Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Prior to joining Campbell, Ms. Wills-Zapata was a Managing Director of DB Advisors LLC, and affiliates, from September 2002 to December 2005, where she was responsible for distribution of Deutsche Bank’s single manager hedge fund platform. Ms. Wills-Zapata was registered as an Associated Person from January 2005 to December 2005 with DB Capital Advisers Inc., and from February 2003 to January 2005 with DB Advisors LLC. Ms. Wills-Zapata was listed as a Principal with DB Advisors LLC from February 2003 to February 2004. Ms. Wills-Zapata was an NFA Associate Member from December 2004 to December 2005 with DB Capital Advisers Inc., and from January 2003 to January 2005 with DB Advisors LLC. Ms. Wills-Zapata is currently a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective March 27, 2006, July 21, 2008 and March 27, 2006, respectively. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.
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
          The Registrant is managed by its managing owner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to 2.85% of the Registrant’s month-end Net Assets per year. From such 2.85% Brokerage Fee, Campbell & Company remits 0.35% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Unitholders. Campbell & Company retains the remaining 2.5% as management fees (2% for providing advisory fees and 0.5% for acting as managing owner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income. The performance fee is paid on the cumulative increase if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a “High Water Mark”). In determining the fees in this paragraph, adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The brokerage fee and performance fee are typically paid in the month following the month n which they are earned. The brokerage fee and performance fee are paid from the available cash at the Trust’s bank, broker or cash management accounts.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2010, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company. As of December 31, 2010, the following beneficial owners owned more than five percent of the Units:

Name of Beneficial	Number of Units	Percentage of
Owner	Owned	Trust
Campbell & Company, Inc. 401(k) Plan	14,005.882	82.41%
(b)	Security Ownership of Management. As of December 31, 2010, Campbell & Company owned 741.284 Units of Managing Owner Interest having a value of $1,236,580.32. Units of Managing Owner Interest will always be owned by Campbell & Company in its capacity as managing owner.

Item 13.	Certain Relationships and Related Transactions
          See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14.	Principal Accounting Fees and Services
The principle accountant for the year ended December 31, 2010 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2010 and 2009 were $52,275 and $36,450, respectively.

(b)	Audit Related Fees

The aggregate fees billed for professional services rendered by the principal accountant in connection with Sarbanes Oxley compliance for the years ended December 31, 2010 and 2009 were $0 and $5,070, respectively.

(c)	Tax Fees

None

(d)	All Other Fees

None

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 46 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibit

Exhibit Number	Description of Document
1.01	Selling Agreement among the Registrant, Campbell & Company, PaineWebber Incorporated and the Selling Agent. (Incorporated by reference to the respective exhibit to the Post-Effective Amendment No. 11 to the Registrant’s Registration Statement on Form S-1 (No. 333-74014) filed on November 25, 2008).

1.02	Additional Selling Agreement among the Registrant, Campbell & Company and the Additional Selling Agent. (Incorporated by reference to the respective exhibit to the Post-Effective Amendment No. 11 to the Registrant’s Registration Statement on Form S-1 (No. 333-74014) filed on November 25, 2008).

Exhibit Number	Description of Document
3.01	Declaration of Trust and Trust Agreement of the Registrant dated May 1, 2000. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on May 22, 2000).

3.02	Certificate of Trust of the Registrant. (Incorporated by reference to the respective exhibit to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-37548) filed on November 9, 2000).

3.03	Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-167794) filed on June 25, 2010).

10.01	Customer Agreement between the Registrant and UBS Securities LLC. (Incorporated by reference to the respective exhibit to the Post-Effective Amendment No. 11 to the Registrant’s Registration Statement on Form S-1 (No. 333-74014) filed on November 25, 2008).

10.02	Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Post-Effective Amendment No. 11 to Form S-1 (No. 333-74014) filed on November 25, 2008).

10.03	Escrow Agreement between the Registrant and Mercantile Safe Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Post-Effective Amendment No. 11 to the Registrant’s Registration Statement on Form S-1 (No. 333-74014) filed on November 25, 2008).

10.05	Form ofInternational Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Post-Effective Amendment No. 11 to the Registrant’s Registration Statement on Form S-1 (No. 333-74014) filed on November 25, 2008.)

10.06	Non-Custody Investment Advisory Agreement between the Registrant and Wilmington Trust Company. (Incorporated by reference to the respective exhibit to the Post-Effective Amendment No. 12 to the Registration Statement on Form S-1 (No. 333-74014) filed on August 25, 2009.

10.07	Global Institutional Master Custody Agreement. (Incorporated by reference to the respective exhibit to the Post-Effective Amendment No. 12 to the Registration Statement on Form S-1 (No. 333-74014) filed on August 25, 2009.

16.01	Letter regarding change in Certifying Accountant. (Incorporated by reference to the respective exhibit to the Report on Form 8-K (No. 000-33311) filed on September 27, 2005.

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

CAMPBELL ALTERNATIVE ASSET TRUST
By:	CAMPBELL & COMPANY, INC.
Managing Owner

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., Managing Owner of the Registrant indicated on March 31, 2011.

Signature	Capacity

/s/ D. Keith Campbell D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks Theresa D. Becks	Chief Executive Officer

/s/ Gregory T. Donovan Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer

CAMPBELL ALTERNATIVE ASSET TRUST
ANNUAL REPORT
December 31, 2010

CAMPBELL ALTERNATIVE ASSET TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of
Campbell Alternative Asset Trust
We have audited the accompanying statements of financial condition of Campbell Alternative Asset Trust (the “Trust”), including the condensed of schedules of investments, as of December 31, 2010 and 2009, and the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2010. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
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
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Alternative Asset Trust as of December 31, 2010 and 2009, the results of its operations, its cash flows, changes in its unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 29, 2011

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2010
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Certificate Of Deposit
	Canada
	Certificate of Deposit Financials (cost $740,000)	$740,659	2.49%

	Commercial Paper
	United Kingdom
	Consumer Staples (cost $742,778)	$742,826	2.50%

	United States
	Consumer Discretionary	$3,697,905	12.44%
	Energy	$249,972	0.84%
	Financials	$742,982	2.50%
	Industrial	$742,918	2.50%
	Municipal	$430,017	1.45%
	Utilities	$1,946,850	6.55%

	Total United States (cost $7,810,309)	$7,810,644	26.28%

	Total Commercial Paper (cost $8,553,087)	$8,553,470	28.78%

	Corporate Bonds
	United States
	Financials (cost $1,529,608)	$1,536,950	5.17%

	Government And Agency Obligations
	United States
	US Government Agency	$998,100	3.36%
	US Treasury Bill
	U.S. Treasury Bills *
$5,000,000	Due 01/13/2011	$4,999,842	16.82%

	Total United States (cost $5,999,742)	$5,997,942	20.18%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $3,070,325)	$3,070,325	10.33%

	Total Fixed Income Securities (cost $19,892,762)	$19,899,346	66.95%

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2010
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$200,217	0.67%
Energy	$68,603	0.23%
Long-term interest rates	$3,254	0.01%
Metals	$238,213	0.80%
Short-term interest rates	$34,455	0.12%
Stock indices	$1,453	0.00%

Total long futures contracts	$546,195	1.83%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$(10,356)	(0.03)%
Energy	$(24,831)	(0.08)%
Long-term interest rates	$(52,701)	(0.18)%
Metals	$(12,703)	(0.04)%
Short-term interest rates	$(469)	0.00%
Stock indices	$4,024	0.01%

Total short futures contracts	$(97,036)	(0.32)%

Total futures contracts	$449,159	1.51%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$2,407,765	8.10%
Various short forward currency contracts	$(1,930,792)	(6.49)%

Total forward currency contracts	$476,973	1.61%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $96,376)	$132,809	0.45%

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Condensed Schedule of Investments
December 31, 2010
WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $-20,991)	$(61,350)	(0.21)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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
See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Financial Condition
December 31, 2010 And 2009

	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$7,272,155	$695,155
Fixed income securities (cost $4,999,842 and $4,999,431, respectively)	4,999,842	4,999,431
Net unrealized gain (loss) on open futures contracts	449,159	(55,719)

Total equity in broker trading accounts	12,721,156	5,638,867

Cash	2,502,810	279,164
Restricted cash deposits with forwards broker	249,673	0
Fixed income securities (cost $14,892,920 and $25,268,107, respectively)	14,899,504	25,276,908
Options purchased, at fair value (premiums paid — $96,376 and $70,105, respectively)	132,808	70,935
Net unrealized gain (loss) on open forward currency contracts	476,973	(265,153)
Interest receivable	3,739	7,530
Prepaid expenses	3,359	1,218

Total assets	$30,990,022	$31,009,469

LIABILITIES
Accounts payable	$38,155	$31,880
Brokerage fee	14,679	18,138
Options written, at fair value (premiums received — $20,991 and $21,883, respectively)	61,350	19,069
Accrued commissions and other trading fees on open contracts	4,070	4,701
Offering costs payable	0	5,727
Redemptions payable	1,143,802	1,927,892

Total liabilities	1,262,056	2,007,407

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner - 741.284 and 1,413.580 redeemable units outstanding at December 31, 2010 and December 31, 2009	1,299,767	2,173,492
Other Unitholders - 16,213.126 and 17,448.570 redeemable units outstanding at December 31, 2010 and December 31, 2009	28,428,199	26,828,570

Total unitholders’ capital (Net Asset Value)	29,727,966	29,002,062

Total liabilities and unitholders’ capital (Net Asset Value)	$30,990,022	$31,009,469

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Operations
For The Years Ended December 31, 2010, 2009 And 2008

	2010	2009	2008
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$3,254,038	$(1,734,107)	$2,020,401
Change in unrealized	504,878	(49,564)	(203,665)
Brokerage commissions	(72,262)	(47,647)	(53,459)

Net gain (loss) from futures trading	3,686,654	(1,831,318)	1,763,277

Forward currency and options on forward currency trading gains (losses)
Realized	218,740	1,430,644	(1,162,559)
Change in unrealized	734,554	(419,623)	969,895
Brokerage commissions	(7,639)	(5,719)	(1,676)

Net gain (loss) from forward currency and options on forward currency trading	945,655	1,005,302	(194,340)

Total net trading gain (loss)	4,632,309	(826,016)	1,568,937

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	90,271	40,809	554,492
Realized gain (loss) on fixed income securities	6,920	(1,277)	0
Change in unrealized gain (loss) on fixed income securities	(2,217)	8,801	0

Total investment income	94,974	48,333	554,492

Expenses
Brokerage fee	802,334	941,871	1,055,055
Operating expenses	107,552	88,114	90,901

Total expenses	909,886	1,029,985	1,145,956

Net investment income (loss)	(814,912)	(981,652)	(591,464)

NET INCOME (LOSS)	$3,817,397	$(1,807,668)	$977,473

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the year)	$210.52	$(85.69)	$43.49

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$215.83	$(94.41)	$28.40

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Cash Flows
For The Years Ended December 31, 2010, 2009 And 2008

	2010	2009	2008
Cash flows from (for) operating activities
Net income (loss)	$3,817,397	$(1,807,668)	$977,473
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(1,237,215)	460,386	(766,230)
(Increase) decrease in restricted cash	(249,673)	1,180,793	(1,180,793)
(Increase) decrease in option premiums paid	(26,271)	(56,330)	60,384
Increase (decrease) in option premiums received	(892)	(28,624)	8,662
(Increase) decrease in interest receivable	3,791	(6,972)	7,336
(Increase) decrease in prepaid expenses	(2,141)	782	(2,000)
Increase (decrease) in accounts payable and accrued expenses	2,185	(41,526)	12,709
Purchases of investments in fixed income securities	(280,397,793)	(587,829,404)	(200,204,242)
Sales/maturities of investments in fixed income securities	290,772,568	558,661,867	233,000,000

Net cash from (for) operating activities	12,681,956	(29,466,696)	31,913,299

Cash flows from (for) financing activities
Addition of units	2,287,795	1,906,380	2,404,879
Redemption of units	(6,087,148)	(5,388,845)	(3,949,714)
Offering costs paid	(81,957)	(300,730)	(335,846)

Net cash from (for) financing activities	(3,881,310)	(3,783,195)	(1,880,681)

Net increase (decrease) in cash	8,800,646	(33,249,891)	30,032,618

Unrestricted cash
Beginning of year	974,319	34,224,210	4,191,592

End of year	$9,774,965	$974,319	$34,224,210

End of year cash consists of:
Cash in broker trading accounts	$7,272,155	$695,155	$33,954,446
Cash	2,502,810	279,164	269,764

Total end of year cash	$9,774,965	$974,319	$34,224,210

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Statements of Changes in Unitholders’ Capital (Net Asset Value)
For The Years Ended December 31, 2010, 2009 And 2008

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at January 1, 2008	1,413.580	$2,266,803	21,216.063	$34,021,953	22,629.643	$36,288,756

Net income (loss)		61,100		916,373		977,473
Additions	0.000	0	1,450.873	2,370,941	1,450.873	2,370,941
Redemptions	0.000	0	(2,122.394)	(3,468,513)	(2,122.394)	(3,468,513)
Offering costs		(20,955)		(312,219)		(333,174)

Balances at December 31, 2008	1,413.580	2,306,948	20,544.542	33,528,535	21,958.122	35,835,483

Net income (loss)		(113,540)		(1,694,128)		(1,807,668)
Additions	0.000	0	1,204.263	1,906,380	1,204.263	1,906,380
Redemptions	0.000	0	(4,300.235)	(6,634,701)	(4,300.235)	(6,634,701)
Offering costs		(19,916)		(277,516)		(297,432)

Balances at December 31, 2009	1,413.580	2,173,492	17,448.570	26,828,570	18,862.150	29,002,062

Net income (loss)		131,904		3,685,493		3,817,397
Additions	0.000	0	1,507.036	2,287,795	1,507.036	2,287,795
Redemptions	(672.296)	(1,000,000)	(2,742.480)	(4,303,058)	(3,414.776)	(5,303,058)
Offering costs		(5,629)		(70,60l )		(76,230)

Balances at December 31, 2010	741.284	$1,299,767	16,213.126	$28,428,199	16,954.410	$29,727,966

Net Asset Value per Managing Owner and Other Unitholders’ Unit

December 31, 2010	December 31, 2009	December 31, 2008
$1,753.41	$1,537.58	$1,631.99

See Accompanying Notes to Financial Statements.

Campbell Alternative Asset Trust
Financial Highlights
For The Years Ended December 31, 2010, 2009 And 2008
The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2010, 2009 and 2008. This information has been derived from information presented in the financial statements.

	2010	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$1,537.58	$1,631.99	$1,603.59

Income (loss) from operations:
Total net trading gains (losses) (1)	264.97	(33.77)	69.54
Net investment income (loss) (1)	(44.94)	(46.54)	(26.32)

Total net income (loss) from operations	220.03	(80.31)	43.22

Offering costs (1)	(4.20)	(14.10)	(14.82)

Net asset value per unit at end of year	$1,753.41	$1,537.58	$1,631.99

Total Return	14.04%	(5.78)%	1.77%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	3.26%	3.13%	3.11%
Performance fee	0.00%	0.00%	0.00%

Total expenses	3.26%	3.13%	3.11%

Net investment income (loss) (2)	(2.92)%	(2.98)%	(1.61)%

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
December 31, 2010
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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At December 31, 2010 and December 31, 2009, the 401(K) Plan held approximately 83% and 74% of the Trust’s outstanding units, respectively.

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

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2010
For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended December 31, 2010, the Trust did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Trust adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The management does not expect that adoption of the remaining provisions will have a material impact on the Trust’s financial statement disclosures.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of December 31, 2010 and 2009.

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2010

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$19,899,346	$0	$19,899,346
Other Financial Instruments
Exchange-traded futures contracts	449,159	0	0	449,159
Forward currency contracts	0	476,973	0	476,973
Options purchased	0	132,808	0	132,808
Options written	0	(61,350)	0	(61,350)

Total	$449,159	$20,447,777	$0	$20,896,936

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$30,276,339	$0	$30,276,339
Other Financial Instruments
Exchange-traded futures contracts	(55,719)	0	0	(55,719)
Forward currency contracts	0	(265,153)	0	(265,153)
Options purchased	0	70,935	0	70,935
Options written	0	(19,069)	0	(19,069)

Total	$(55,719)	$30,063,052	$0	$30,007,333

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 8. See Condensed Schedule of Investments for additional detail categorization.

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

Management has continued to evaluate the application of ASC 740, Income Taxes to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

E.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs are charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust is only liable for payment of offering costs on a monthly basis. At December 31, 2010 and December 31, 2009, the Trust reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $0 and $5,727, respectively.

The offering costs for which Campbell & Company are being reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebates to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates are made by issuing additional units to the 401(K) Plan.

Effective May 2010, the Trust has reimbursed Campbell & Company for all offering costs incurred in the initial and continuing offering of the Trust. Additional offering costs with regard to the Trust’s continued offering will be incurred by Campbell & Company. Campbell & Company will not be reimbursed by the Trust for these costs. At December 31, 2010 and December 31, 2009, the amount of unreimbursed offering costs incurred by Campbell & Company is $0 and $25,094, respectively.

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2010
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

Certain 2009 and 2008 amounts in the Statement of Cash Flows were reclassified to conform with the 2010 presentation. Specifically, purchases and sales/maturities of fixed income securities are presented on a gross basis as components of cash flow from (for) operating activities.
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

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2010
Note 4.	CASH MANAGER AND CUSTODIAN

The Trust appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation, as cash manager under the Non-Custody Investment Advisory Agreement dated July 8, 2009, to manage and control the liquid assets of the Trust. The cash manager is registered as an investment adviser with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940. The Trust has terminated the Non-Custody Investment Advisory Agreement appointing Wilmington Trust Investment Management LLC as cash manager, effective December 31, 2010.

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

Operating expenses of the Trust are restricted by the Amended and Restated Declaration of Trust and Trust Agreement to 0.40% per annum of the average month-end Net Asset Value of the Trust. The operating expenses of the Trust did not exceed the 0.40% threshold for the years ended December 31, 2010, 2009 and 2008.
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

The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, ‘derivatives’). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates, stock index values, as well as metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2010
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2010 and 2009 was $4,999,842 and $6,649,184, respectively, which equals 17% and 23% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2010 and December 31, 2009 was $2,547,070 and $102,855, respectively, which equals 9% and 0% of Net Asset Value, respectively. Included in cash deposits with the broker and interbank market maker at December 31, 2010 and December 31, 2009 was restricted cash for margin requirements of $249,673 and $0 respectively, which equals 0.8% and 0.0% of Net Asset Value respectively.

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

The Trust has adopted the provisions of ASC 815, Derivatives and Hedging, (‘ASC 815’). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2010 and 2009 is as follows:

		Asset	Liability
		Derivatives	Derivatives at
	Statement of Financial	at December 31,	December 31, 2010
Type of Instrument *	Condition Location	2010 Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$200,217	$(10,356)	$189,861

Energy Contracts	Equity in broker trading accounts	87,953	(44,181)	43,772

Metal Contracts	Equity in broker trading accounts	238,213	(12,703)	225,510

Stock Indices Contracts	Equity in broker trading accounts	67,063	(61,586)	5,477

Short-Term Interest Rate Contracts	Equity in broker trading accounts	34,455	(469)	33,986

Long Term Interest Rate Contracts	Equity in broker trading accounts	12,905	(62,352)	(49,447)

Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	2,407,765	(1,930,792)	476,973

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2010

		Asset	Liability
		Derivatives	Derivatives at
	Statement of Financial	at December 31,	December 31, 2010
Type of Instrument *	Condition Location	2010 Fair Value	Fair Value	Net
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	132,808	0	132,808

Written Options on Forward Currency Contracts	Options written, at fair value	0	(61,350)	(61,350)

Totals		$3,181,379	$(2,183,789)	$997,590

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$12,155	$(15,206)	$(3,051)

Energy Contracts	Equity in broker trading accounts	19,804	(1,325)	18,479

Metal Contracts	Equity in broker trading accounts	223,512	(167,320)	56,192

Stock Indices Contracts	Equity in broker trading accounts	231,004	(17,246)	213,758

Short-Term Interest Rate Contracts	Equity in broker trading accounts	0	(100,836)	(100,836)

Long Term Interest Rate Contracts	Equity in broker trading accounts	43,376	(283,637)	(240,261)

Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	1,170,194	(1,435,347)	(265,153)

Purchased Options on Forward Currency Contracts	Options purchased, at fair value	70,935	0	70,935

Written Options on Forward Currency Contracts	Options written, at fair value	0	(19,069)	(19,069)

Totals		$1,770,980	$(2,039,986)	$(269,006)

*	Derivatives not designated as hedging instruments under ASC 815
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2010 and 2009 is as follows:

	Trading Revenue for the	Trading Revenue for the
	Twelve Months Ended	Twelve Months Ended
Type of Instrument	December 31, 2010	December 31, 2009
Agricultural Contracts	$1,320,674	$(111,725)
Energy Contracts	(1,092,112)	(482,311)
Metal Contracts	940,327	441,641
Stock Indices Contracts	(585,777)	(342,289)
Short-Term Interest Rate Contracts	1,510,181	(177,489)
Long Term Interest Rate Contracts	1,678,738	(1,121,620)

Campbell Alternative Asset Trust
Notes to Financial Statements
December 31, 2010

	Trading Revenue for the	Trading Revenue for the
	Twelve Months Ended	Twelve Months Ended
Type of Instrument	December 31, 2010	December 31, 2009
Forward Currency Contracts	1,198,606	593,074
Purchased Options on Forward Currency Contracts	(842,721)	(668,111)
Written Options on Forward Currency Contracts	597,409	1,086,058

Total	$4,725,325	$(782,772)

	Trading Revenue for the	Trading Revenue for the
	Twelve Months Ended	Twelve Months Ended
Line Item in the Statement of Operations	December 31, 2010	December 31, 2009
Futures trading gains (losses):
Realized	$3,267,153	$(1,744,229)
Change in unrealized	504,878	(49,564)
Forward currency and options on forward currency trading gains (losses):
Realized	218,740	1,430,644
Change in unrealized	734,554	(419,623)

Total	$4,725,325	$(782,772)

For the twelve months ended December 31, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 2,300 and 900 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $215,500,000 and $175,300,000 respectively.

Open contracts generally mature within three months; as of December 31, 2010, the latest maturity date for open futures contracts is March 2012, the latest maturity date for open forward currency contracts is March 2011, and the latest expiry date for options on forward currency contracts is January 2011. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per ‘risk unit’ of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating ‘stop-loss’ points at which systems will signal to close open positions. Campbell & Company controls the risk of the Trust’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

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
December 31, 2010
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

Management of the Trust has evaluated subsequent events through the date the financial statements were filed. In 2011, management of the Trust has made the decision to cease the Trust offering, effective April 22, 2011. The decision to cease the offering is the precursor to closing the Trust as of May 31, 2011. The financial statements for periods subsequent to December 31, 2010 will be presented on a liquidation-basis of accounting. Under the liquidation basis of accounting, assets are valued at their estimated net realizable amounts and liabilities are adjusted to the estimated amounts to be paid in settlement of the Trust’s obligations. As the majority of the Trust’s assets and liabilities are at fair value, management does not anticipate a material impact to result from the presentation of liquidation-basis financial statements.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Chief Financial Officer	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Chief Financial Officer	E 5