Form 10-Q
period 2011-03-31
CAMPBELL ALTERNATIVE ASSET TRUST
filed 2011-05-16
CIK 1114485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to__________
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

Page
PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Condensed Schedules of Investments as of March 31, 2011 (Liquidation Basis) and December 31, 2010	3-5

Statements of Financial Condition as of March 31, 2011 (Liquidation Basis) and December 31, 2010	6

Statements of Operations for the Three Months Ended March 31, 2011 (Liquidation Basis) and 2010	7

Statements of Cash Flows for the Three Months Ended March 31, 2011 (Liquidation Basis) and 2010	8

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2011 (Liquidation Basis) and 2010	9

Financial Highlights for the Three Months Ended March 31, 2011 (Liquidation Basis) and 2010	10

Notes to Financial Statements (Liquidation Basis)	11-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22-28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION	29

Item 6. Exhibits and Reports on Form 8-K	29

SIGNATURES	30

CERTIFICATIONS

CAMPBELL ALTERNATIVE ASSET TRUST
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2011 (Liquidation Basis)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Government And Agency Obligations
	United States
	US Treasury Bill
	U.S. Treasury Bills *
$14,000,000	Due 04/07/2011 (cost $13,999,848)	$13,999,848	48.06%

	Total Fixed Income Securities (cost $13,999,848)	$13,999,848	48.06%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$50,745	0.17%
Energy	$127,090	0.44%
Long-term interest rates	$(159,450)	(0.55)%
Metals	$57,480	0.20%
Short-term interest rates	$(51,884)	(0.18)%
Stock indices	$131,079	0.45%

Total long futures contracts	$155,060	0.53%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$(17,783)	(0.06)%
Energy	$0	0.00%
Long-term interest rates	$14,300	0.05%
Metals	$(66,122)	(0.22)%
Short-term interest rates	$56,295	0.19%
Stock indices	$(8,547)	(0.03)%

Total short futures contracts	$(21,857)	(0.07)%

Total futures contracts	$133,203	0.46%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$710,525	2.44%
Various short forward currency contracts	$(933,283)	(3.20)%

Total forward currency contracts	$(222,758)	(0.76)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $63,770)	$113,860	0.39%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $36,480)	$(58,982)	(0.20)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements. (Liquidation Basis)

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)
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

See Accompanying Notes to Financial Statements. (Liquidation Basis)

CAMPBELL ALTERNATIVE ASSET TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)
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
See Accompanying Notes to Financial Statements. (Liquidation Basis)

CAMPBELL ALTERNATIVE ASSET TRUST
UNAUDITED STATEMENTS OF FINANCIAL CONDITION
March 31, 2011 (Liquidation Basis) and December 31, 2010

	March 31,	December 31,
	2011	2010
ASSETS
Equity in broker trading accounts
Cash	$12,391,703	$7,272,155
Fixed income securities (cost $13,999,848 and $4,999,842, respectively)	13,999,848	4,999,842
Net unrealized gain (loss) on open futures contracts	133,203	449,159

Total equity in broker trading accounts	26,524,754	12,721,156

Cash	1,406,822	2,502,810
Restricted cash deposits with forwards broker	1,443,555	249,673
Fixed income securities (cost $0 and $14,892,920, respectively)	0	14,899,504
Options purchased, at fair value (premiums paid — $63,770 and $96,376, respectively)	113,860	132,808
Net unrealized gain (loss) on open forward currency contracts	(222,758)	476,973
Interest receivable	49	3,739
Prepaid expenses	1,680	3,359

Total assets	$29,267,962	$30,990,022

LIABILITIES
Accounts payable	$39,301	$38,155
Brokerage fee	11,314	14,679
Options written, at fair value (premiums received — $36,480 and $20,991, respectively)	58,982	61,350
Accrued commissions and other trading fees on open contracts	6,777	4,070
Redemptions payable	23,966	1,143,802

Total liabilities	140,340	1,262,056

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner - 741.284 redeemable units outstanding at March 31, 2011 and December 31, 2010	1,242,166	1,299,767
Other Unitholders - 16,641.059 and 16,213.126 redeemable units outstanding at March 31, 2011 and December 31, 2010	27,885,456	28,428,199

Total unitholders’ capital (Net Asset Value)	29,127,622	29,727,966

Total liabilities and unitholders’ capital (Net Asset Value)	$29,267,962	$30,990,022

See Accompanying Notes to Financial Statements. (Liquidation Basis)

CAMPBELL ALTERNATIVE ASSET TRUST
UNAUDITED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 (Liquidation Basis) and 2010

	Three Months Ended
	March 31,
	2011	2010
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(243,328)	$(1,150,240)
Change in unrealized	(315,956)	690,302
Brokerage commissions	(19,131)	(19,695)

Net gain (loss) from futures trading	(578,415)	(479,633)

Forward currency and options on forward currency trading gains (losses)
Realized	132,606	(479,481)
Change in unrealized	(668,216)	295,511
Brokerage commissions	(2,964)	(1,840)

Net gain (loss) from forward currency and options on forward currency trading	(538,574)	(185,810)

Total net trading gain (loss)	(1,116,989)	(665,443)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	7,397	22,113
Realized gain (loss) on fixed income securities	6,522	(858)
Change in unrealized gain (loss) on fixed income securities	(6,584)	(4,433)

Total investment income	7,335	16,822

Expenses
Brokerage fee	212,607	199,626
Operating expenses	23,179	23,847

Total expenses	235,786	223,473

Net investment income (loss)	(228,451)	(206,651)

NET INCOME (LOSS)	$(1,345,440)	$(872,094)

NET INCOME (LOSS) PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$(78.38)	$(45.45)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OWNER AND OTHER UNITHOLDERS UNIT	$(77.71)	$(51.13)

See Accompanying Notes to Financial Statements. (Liquidation Basis)

CAMPBELL ALTERNATIVE ASSET TRUST
UNAUDITED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 (Liquidation Basis) and 2010

	Three Months Ended
	March 31,
	2011	2010
Cash flows from (for) operating activities
Net income (loss)	$(1,345,440)	$(872,094)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	990,755	(981,380)
(Increase) decrease in restricted cash	(1,193,882)	0
(Increase) decrease in option premiums paid	32,606	11,103
Increase (decrease) in option premiums received	15,489	34
(Increase) decrease in interest receivable	3,690	3,656
(Increase) decrease in prepaid expenses	1,679	552
Increase (decrease) in accounts payable and accrued expenses	488	11,698
Purchases of investments in fixed income securities	(35,998,713)	(103,931,256)
Sales/maturities of investments in fixed income securities	41,891,628	106,995,987

Net cash from (for) operating activities	4,398,300	1,238,300

Cash flows from (for) financing activities
Addition of units	1,102,511	1,093,142
Redemption of units	(1,477,251)	(2,053,506)
Offering costs paid	0	(63,295)

Net cash from (for) financing activities	(374,740)	(1,023,659)

Net increase (decrease) in cash	4,023,560	214,641

Unrestricted cash
Beginning of period	9,774,965	974,319

End of period	$13,798,525	$1,188,960

End of period cash consists of:
Cash in broker trading accounts	$12,391,703	$895,909
Cash	1,406,822	293,051

Total end of period cash	$13,798,525	$1,188,960

See Accompanying Notes to Financial Statements. (Liquidation Basis)

CAMPBELL ALTERNATIVE ASSET TRUST
UNAUDITED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2011 (Liquidation Basis) and 2010

	Unitholders’ Capital
	Managing Owner		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2011

Balances at December 31, 2010	741.284	$1,299,767	16,213.126	$28,428,199	16,954.410	$29,727,966

Net income (loss) for the three months ended March 31, 2011		(57,601)		(1,287,839)		(1,345,440)
Additions	0.000	0	632.084	1,102,511	632.084	1,102,511
Redemptions	0.000	0	(204.151)	(357,415)	(204.151)	(357,415)

Balances at March 31, 2011	741.284	$1,242,166	16,641.059	$27,885,456	17,382.343	$29,127,622

Three Months Ended March 31, 2010

Balances at December 31, 2009	1,413.580	$2,173,492	17,448.570	$26,828,570	18,862.150	$29,002,062

Net income (loss) for the three months ended March 31, 2010		(67,633)		(804,461)		(872,094)
Additions	0.000	0	758.588	1,093,142	758.588	1,093,142
Redemptions	0.000	0	(715.044)	(1,057,786)	(715.044)	(1,057,786)
Offering costs		(4,643)		(58,396)		(63,039)

Balances at March 31, 2010	1,413.580	$2,101,216	17,492.114	$26,001,069	18,905.694	$28,102,285

Net Asset Value per Managing Owner and Other Unitholders’ Unit
March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
$1,675.70	$1,753.41	$1,486.45	$1,537.58

See Accompanying Notes to Financial Statements. (Liquidation Basis)

CAMPBELL ALTERNATIVE ASSET TRUST
UNAUDITED FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2011 (Liquidation Basis) and 2010
The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended
	March 31,
	2011	2010
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,753.41	$1,537.58

Income (loss) from operations:
Total net trading gains (losses) (1)	(64.40)	(37.07)
Net investment income (loss) (1)	(13.31)	(10.77)

Total net income (loss) from operations	(77.71)	(47.84)

Offering costs (1)	0.00	(3.29)

Net asset value per unit at end of period	$1,675.70	$1,486.45

Total Return (3)	(4.43)%	(3.33)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.15%	3.15%
Performance fee (3)	0.00%	0.00%

Total expenses	3.15%	3.15%

Net investment income (loss) (2),(4)	(3.05)%	(2.91)%

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
See Accompanying Notes to Financial Statements. (Liquidation Basis)

CAMPBELL ALTERNATIVE ASSET TRUST
UNAUDITED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Liquidation Basis)
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

As of December 31, 2002, units are no longer offered to the public, but are offered exclusively for sale to the Campbell & Company, Inc. 401(K) Plan (the 401(K) Plan). At March 31, 2011 and December 31, 2010, the 401(K) Plan held approximately 84% and 83% of the Trust’s outstanding units, respectively.

In the first quarter of 2011, management of the Trust has made the decision to cease the Trust offering, effective April 22, 2011. The decision to cease the offering is the precursor to closing the Trust as of May 31, 2011. Accordingly, starting on January 1, 2011, the financial statements are presented on a liquidation basis of accounting. Under the liquidation basis of accounting, assets are valued at their estimated net realizable amounts and liabilities are adjusted to the estimated amounts to be paid in settlement of the Trust’s obligations. As the majority of the Trust’s assets and liabilities are at fair value, the presentation of liquidation-basis financial statements does not have a material impact on the presentation of the Trust’s financial statements.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, “Offsetting — Balance Sheet.” The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

The Trust follows the provisions of ASC 820, “Fair Value Measurements and Disclosures,” as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

CAMPBELL ALTERNATIVE ASSET TRUST
UNAUDITED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Liquidation Basis)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2011, the Trust did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Trust adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions have not had a material impact on the Trust’s financial statement disclosures.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	Fair Value at March 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$13,999,848	$0	$13,999,848
Other Financial Instruments
Exchange-traded futures contracts	133,203	0	0	133,203
Forward currency contracts	0	(222,758)	0	(222,758)
Options purchased	0	113,860	0	113,860
Options written	0	(58,982)	0	(58,982)

Total	$133,203	$13,831,968	$0	$13,965,171

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$19,899,346	$0	$19,899,346
Other Financial Instruments
Exchange-traded futures contracts	449,159	0	0	449,159
Forward currency contracts	0	476,973	0	476,973
Options purchased	0	132,808	0	132,808
Options written	0	(61,350)	0	(61,350)

Total	$449,159	$20,447,777	$0	$20,896,936

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 8. See Condensed Schedule of Investments for additional detail categorization.

CAMPBELL ALTERNATIVE ASSET TRUST
UNAUDITED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Liquidation Basis)
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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

E.	Offering Costs

Effective May 2010, the Trust had reimbursed Campbell & Company, Inc. (Campbell & Company) for all offering costs incurred in the initial and continuing offering of the Trust. Additional offering costs with regard to the Trust’s continued offering will be incurred by Campbell & Company. Campbell & Company will not be reimbursed by the Trust for these costs.

Campbell & Company incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Offering costs were charged to the Trust at a monthly rate of 1/12 of 0.9% (0.9% annualized) of the Trust’s month-end net asset value (as defined in the Amended and Restated Declaration of Trust and Trust Agreement) until such amounts were fully reimbursed. Such amounts are charged directly to unitholders’ capital. The Trust was only liable for payment of offering costs on a monthly basis.

The offering costs for which Campbell & Company were reimbursed relate to the offering of units of the Trust to all unitholders except the 401(K) Plan. Therefore, Campbell & Company rebated to the 401(K) Plan the offering costs charged to the 401(K) Plan. All such rebates were made by issuing additional units to the 401(K) Plan.

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

CAMPBELL ALTERNATIVE ASSET TRUST
UNAUDITED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Liquidation Basis)
Note 4. CASH MANAGER AND CUSTODIAN
The Trust appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation, as cash manager under the Non-Custody Investment Advisory Agreement dated July 8, 2009, to manage and control the liquid assets of the Trust. The cash manager is registered as an investment adviser with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940. The Trust terminated the Non-Custody Investment Advisory Agreement appointing Wilmington Trust Investment Management LLC as cash manager, effective December 31, 2010.

The Trust opened a custodial account at The Northern Trust Company (the custodian) and granted the cash manager authority to make certain investments on behalf of the Trust provided such investments were consistent with the investment guidelines created by the managing operator. All securities purchased by the cash manager on behalf of the Trust were held in its custody account at the custodian. The cash manager had no beneficial or other interest in the securities and cash in such custody account.

The Trust instructed the cash manager to either sell or let mature all of its positions in its cash management program. In February 2011, the remaining proceeds in the custodial account were transferred to the Trust’s trading accounts.
Note 5. DEPOSITS WITH BROKER
The Trust deposits assets with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Trust typically earns interest income on its assets deposited with the broker.
Note 6. OPERATING EXPENSES
Operating expenses of the Trust are restricted by the Amended and Restated Declaration of Trust and Trust Agreement to 0.40% per annum of the average month-end Net Asset Value of the Trust. The operating expenses of the Trust did not exceed the 0.40% threshold for the periods ended March 31, 2011 and 2010.
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
Note 8. TRADING ACTIVITIES AND RELATED RISKS
The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agricultural values. A secondary emphasis is on metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. The market sensitive instruments held by the Trust are acquired for speculative trading purposes, and all or a substantial amount of the Trust’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust’s main line of business.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2011 and December 31, 2010 was $13,999,848 and $4,999,842, respectively, which equals 48% and 17% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2011 and December 31, 2010 was $2,726,564 and $2,547,070, respectively, which equals 9% and 9% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at March 31, 2011 and December 31, 2010 was restricted cash for margin requirements of $1,443,555 and $249,673 respectively, which equals 5% and 1% of Net Asset Value respectively.

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

CAMPBELL ALTERNATIVE ASSET TRUST
UNAUDITED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Liquidation Basis)
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

The Trust has adopted the provisions of ASC 815, “Derivatives and Hedging,” (ASC 815). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of March 31, 2011 and December 31, 2010 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	March 31, 2011	March 31, 2011
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$70,986	$(38,024)	$32,962
Energy Contracts	Equity in broker trading accounts	127,090	0	127,090
Metal Contracts	Equity in broker trading accounts	87,026	(95,668)	(8,642)
Stock Indices Contracts	Equity in broker trading accounts	133,415	(10,883)	122,532
Short-Term Interest Rate Contracts	Equity in broker trading accounts	57,228	(52,817)	4,411
Long-Term Interest Rate Contracts	Equity in broker trading accounts	14,300	(159,450)	(145,150)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	710,525	(933,283)	(222,758)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	113,860	0	113,860
Written Options on Forward Currency Contracts	Options written, at fair value	0	(58,982)	(58,982)

Totals		$1,314,430	$(1,349,107)	$(34,677)

* Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2010	December 31, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$200,217	$(10,356)	$189,861
Energy Contracts	Equity in broker trading accounts	87,953	(44,181)	43,772
Metal Contracts	Equity in broker trading accounts	238,213	(12,703)	225,510
Stock Indices Contracts	Equity in broker trading accounts	67,063	(61,586)	5,477
Short-Term Interest Rate Contracts	Equity in broker trading accounts	34,455	(469)	33,986
Long-Term Interest Rate Contracts	Equity in broker trading accounts	12,905	(62,352)	(49,447)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	2,407,765	(1,930,792)	476,973
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	132,808	0	132,808
Written Options on Forward Currency Contracts	Options written, at fair value	0	(61,350)	(61,350)

Totals		$3,181,379	$(2,183,789)	$997,590

* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL ALTERNATIVE ASSET TRUST
UNAUDITED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Liquidation Basis)
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended March 31, 2011 and 2010 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Type of Instrument	March 31, 2011	March 31, 2010
Agricultural Contracts	$4,471	$7,142
Energy Contracts	606,933	(214,491)
Metal Contracts	(120,012)	(192,929)
Stock Indices Contracts	(583,075)	(553,826)
Short-Term Interest Rate Contracts	(335,808)	856,726
Long Term Interest Rate Contracts	(132,357)	(358,642)
Forward Currency Contracts	(287,320)	(41,619)
Purchased Options on Forward Currency Contracts	(404,996)	(314,684)
Written Options on Forward Currency Contracts	156,706	172,334

Total	$(1,095,458)	$(639,989)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Line Item in the Statement of Operations	March 31, 2011	March 31, 2010
Futures trading gains (losses):
Realized	$(243,892)	$(1,146,321)
Change in unrealized	(315,956)	690,302
Forward currency and options on forward currency trading gains (losses):
Realized	132,606	(479,481)
Change in unrealized	(668,216)	295,511

Total	$(1,095,458)	$(639,989)

For the three months ended March 31, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 1,540 and 1,640 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $299,730,000 and $207,720,000 respectively.

Open contracts generally mature within twelve months; as of March 31, 2011, the latest maturity date for open futures contracts is June 2012, the latest maturity date for open forward currency contracts is June 2011, and the latest expiry date for options on forward currency contracts is April 2011. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as reducing position sizes dynamically in response to trading losses. Campbell & Company controls the risk of the Trust’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

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
Note 10. INTERIM FINANCIAL STATEMENTS (Liquidation Basis)
The statement of financial condition, including the condensed schedule of investments, as of March 31, 2011, and December 31, 2010, and the statements of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2011, and the results of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2011 and 2010.
Note 11. SUBSEQUENT EVENTS
Management of the Trust has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Alternative Asset Trust’s (the “Trust”) Units of Beneficial Interest commenced on May 15, 2001, and the initial offering terminated on September 30, 2001 with proceeds of $15,821,743. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $41,899,598 have been accepted during the continuing offering period as of March 31, 2011. Redemptions over the same time period total $44,938,249.
Campbell & Company, Inc. (Campbell) has made the decision to cease the Trust offering, effective April 22, 2011. The decision to cease the offering is the precursor to closing the Trust as of May 31, 2011. The Trust initially began trading in October 1, 2001 but has not offered units to the public since December 31, 2002; however, the registered units continued to be offered exclusively for sale to the Campbell & Company, Inc. 401(k) Plan (the Plan).
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
In the first quarter of 2011, management of the Trust has made the decision to cease the Trust offering, effective April 22, 2011. The decision to cease the offering is the precursor to closing the Trust as of May 31, 2011. Accordingly, starting on January 1, 2011, the financial statements are presented on a liquidation basis of accounting. Under the liquidation basis of accounting, assets are valued at their estimated net realizable amounts and liabilities are adjusted to the estimated amounts to be paid in settlement of the Trust’s obligations. As the majority of the Trust's assets and liabilities are at fair value, the presentation of liquidation-basis financial statements does not have a material impact on the presentation of the Trust’s financial statements.
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
The managing owner deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. The custodial account constitutes approximately 40% to 80% of the Trust’s assets and is invested directly by Wilmington Trust Investment Management LLC (“Wilmington”). Wilmington is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940. The Trust has terminated the Non-Custody Investment Advisory Agreement appointing Wilmington Trust Investment Management LLC as cash manager, effective December 31, 2010. The Trust instructed the cash manager to either sell or let mature all of its positions in its cash management program. In February 2011, the remaining proceeds in the cash management account were transferred to the Trust’s trading accounts.

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

Results of Operations
The returns for the three months ending March 31, 2011 and March 31, 2011 were (4.43)% and (3.33)%, respectively.
2011
Of the 2011 year-to-date decrease of (4.43)%, approximately (0.85)% was due to brokerage fees, operating costs and offering costs borne by the Trust, approximately (3.60)% was due to trading losses (before commissions) and approximately 0.02% was offset by investment income. During the three months ended March 31, 2011, the Trust accrued brokerage fees in the amount of $212,607 and paid brokerage fees in the amount of $215,971. An analysis of the (3.60)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	1.68%

Interest Rates	(1.57)

Currencies	(1.80)

Stock Indices	(1.91)

(3.60)%

2011 started with global equities trending higher, fueled by improving U.S. labor market conditions, a “pro-business” move toward the center by President Obama, stronger corporate earnings and a general rotation from fixed income into stocks. The Trust’s long equity positions made the sector the best performer for the month of January, in the face of such a rising global equity environment. Commodity trading also produced gains for the month from the Trust’s long positions in agricultural and energy contracts. Most energy contracts exploded to 24 month highs on strong global demand due to cold weather in the U.S. / U.K. and civil unrest in the Middle East. Cotton started 2011 up over 16% for the month of January on surging demand from the world’s biggest consumer, China. Currency trading on the month proved difficult as the Trust’s short position in the U.S. Dollar generated losses as emerging market risk aversion was prompted by the Egyptian anti-government protests. Additional losses were recorded in the fixed income markets from the Trust’s long position in short-term European rates. The bond market was choppy during the first part of January until concerns were raised about Euro-zone inflation, causing a sell-off in short-term rates as market participants began pricing in future rate hikes.
In February, Geo-political concerns, centering on the growing Middle East/North African (MENA) populist uprising, overwhelmed commodity markets. This regional tension generated significant price movements in the energy sector fueling gains for the Trust. Precious Metals, including gold and silver, were also strong contributors, along with soft commodities such as cotton (+17% during February) and coffee as they continued their upward trends. Despite the MENA unrest, additional gains were recorded in equity trading on improving macroeconomic data supporting the global recovery theme. Currency trading took its cue from the energy complex during the month, as investors grew cautious about global monetary policy. While some of the major currencies rallied during the month, others like the New Zealand Dollar fell dramatically on the devastation of a massive earthquake in the Christchurch region. In the aggregate, currency trading was marginally positive on the month for the Trust. Fixed Income trading finished slightly negative as price action was choppy across the globe, mainly from better economic data in the early part of the month followed by risk aversion in the second half of February.

The “V—shaped” behavior in most sectors during March can be widely attributed to global stock market volatility compounded by the devastating earthquake and resulting tsunami in Japan, followed by upside surprises to manufacturing data and other economic activity as the month came to a close. Global stock markets were extremely volatile as the Middle East/North Africa (MENA) unrest and Europe’s sovereign debt crisis both worsened prior to the crisis in Japan that concluded with threats of a nuclear reactor emergency. While the Nikkei finished down approximately 8% for March, the U.S. stock market was relatively unchanged despite large mid-month swings. The Trust’s models adjusted to the abrupt price swings by reducing long equity exposure over 50% (region specific) by mid-month across the U.S., Europe and Asia. Stock indices trading was the worst performing sector for March. Commodities took their cue from the Equity markets in reacting to the “twin shocks,” with particular impact on base metal prices. Risk-aversion-based gains from long positions in energies and precious metals were not enough to overcome losses in nickel, copper and corn. Currency trading also proved challenging as Central Banks intervened, in a resolute way, in response to excess volatility and disorderly movements in exchange rates that were perceived as having adverse implications for economic and financial stability. In particular, the Trust’s short position in the Japanese Yen suffered as a result of the repatriation of Yen back to Japan. While risk exposures were light in fixed income trading, small losses were incurred in both short-term and long-term rates due to choppy market price action.
2010
Of the 2010 year-to-date decrease of (3.33)%, approximately (1.08)% was due to brokerage fees, operating costs and offering costs borne by the Trust, approximately (2.31)% was due to trading losses (before commissions) and approximately 0.06% was offset by investment income. During the three months ended March 31, 2010, the Trust accrued brokerage fees in the amount of $140,088 and paid brokerage fees in the amount of $143,167. An analysis of the 2.31% trading loss by sector is as follows:

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
The Trust’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2011 and December 31, 2010 and the trading gains/losses by market category for the nine months ended March 31, 2011 and the year ended December 31, 2010.

	March 31, 2011
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.96%	1.68%
Interest Rates	0.25%	(1.57)%
Currencies	0.58%	(1.80)%
Stock Indices	0.86%	(1.91)%

Aggregate/Total	2.01%	(3.60)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the 2011 year-to-date decrease of 4.43%, approximately (0.85)% was due to brokerage fees, operating costs and offering costs borne by the Trust, approximately (3.60)% was due to trading gains (before commissions) and approximately 0.02% was due to investment income.

	December 31, 2010
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.83%	4.19%
Stock Indices	0.61%	(2.39)%
Interest Rates	0.56%	12.36%
Currencies	0.55%	3.35%

Aggregate/Total	1.95%	17.51%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the 14.04% return for the year ended December 31, 2010, approximately 17.51% was due to trading gains (before commissions) and approximately 0.34% due to interest income offset by approximately (3.81)% due to brokerage fees, operating costs and offering costs borne by the Trust.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
The following were the primary trading risk exposures of the Trust as of March 31, 2011, by market sector.
Currencies
Exchange rate risk is a principal market exposure of the Trust. The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including crossrates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust’s currency sector will change significantly in the future.
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
The following were the primary non-trading risk exposures of the Trust as of March 31, 2011.
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

CAMPBELL ALTERNATIVE ASSET TRUST (Registrant)
	By:	Campbell & Company, Inc.
Managing Owner

Date: May 16, 2011	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Page
Exhibit Number	Description of Document	Number
31.01	Certification by Chief Executive Officer	E 2 — E 3

31.02	Certification by Chief Financial Officer	E 4 — E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1